Form 10QSB
period 2000-03-31
WALL STREET STRATEGIES CORP
filed 2000-05-19
CIK 1106759

              WALL STREET STRATEGIES CORPORATION AND SUBSIDIARY
                            WASHINGTON, D.C. 20549

                         FORM 10-QSB - MARCH 31, 2000


(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended March 31, 2000

[ ]   Transition Report Pursuant to Section 13 OR 15(d) of the Exchange Act
      For the transition period from          to
                                     --------    ---------

                       COMMISSION FILE NUMBER 000-29499

                      WALL STREET STRATEGIES CORPORATION
      (Exact name of Small Business Issuer as Specified in its Charter)

                  NEVADA                             13-4100704
      (State or Other Jurisdiction                 (IRS Employer
      of Incorporation or Organization)         Identification No.)

              130 WILLIAM STREET, SUITE 401, NEW YORK, NY 10038
                   (Address of Principal Executive Offices)

                                 (212) 514-9500
                 Issuer's Telephone Number. Including Area Code

              Check WALL STREET STRATEGIES CORPORATION AND SUBSIDIARY

                         FORM 10-QSB - MARCH 31, 2000

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    No  x
                                         -

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 11, 2000 the registrant had 17,594,103 shares of Common Stock outstanding.

                  Transmittal Small Business Disclosure Format (check one)

Yes ______  No   x
              -------

                       WALL STREET STRATEGIES CORPORATION

                                   FORM 10-QSB
                      For the Quarter Ended March 31, 2000

              Index                                                        Page
                                                                          Number

PART I        FINANCIAL INFORMATION

Item 1        Condensed Consolidated Balance Sheets at March 31,            3
              2000 and December 31, 1999 (unaudited for March 31,
              2000 period)

              Condensed Consolidated Statements of Operations for           4
              the three months ended March 31, 2000 and March 31, 1999 (unaudited)

              Condensed Consolidated Statement of Shareholders'             5
              Equity for the three months ended March 31, 2000
              (unaudited)

              Condensed Consolidated Statements of Cash Flows for           6
              the three months ended March 31, 2000 and March 31, 1999 (unaudited)

              Notes to Condensed Consolidated Financial Statements          7
              (unaudited)

Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          12

PART II       OTHER INFORMATION

Item 1        Legal Proceedings                                            16
Item 2        Changes in Securities                                        16
Item 3        Defaults Upon Senior Securities                              16
Item 4        Submission of Matters to a Vote of Security Holders          16
Item 5        Other Information                                            16
Item 6        Exhibits and Reports on Form 8 - K                           16

PART I - FINANCIAL INFORMATION

This report contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places herein and include statements regarding the intent, belief or current expectations of the Company, primarily with respect to the future operating performance of the Company or related developments. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results and developments may differ from those described in the forward-looking statements as a result of various factors, many of which are beyond the control of the Company.

ITEM 1 - FINANCIAL STATEMENTS

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                          FORM 10-QSB - MARCH 31, 2000

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      (Unaudited)
                                                                        March 31,     December 31,
                                                                          2000            1999
                                                                      ------------    ------------
ASSETS
Current assets
     Cash and cash equivalents                                        $  2,332,560    $  2,506,505
     Accounts receivable                                                    86,205          70,500
     Marketable securities, available for sale, at market value             91,110          58,898
     Deferred commission expense                                           566,612         255,577
     Other current assets                                                   85,684          96,446
                                                                      ------------    ------------

            Total current assets                                         3,162,171       2,987,926

Property and equipment, net                                                133,209          17,737
Deferred website development costs, net                                    174,490          63,584
Restricted cash deposit                                                    272,000         272,000
Security deposits                                                           46,023          46,023
Other assets                                                               231,247          70,640
                                                                      ------------    ------------

                                                                      $  4,019,140    $  3,457,910
                                                                      ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accrued expenses                                                 $    432,143    $    259,315
     Accrued compensation                                                  224,500         264,548
     Income taxes payable                                                   85,115          20,457
     Deferred subscription income                                        1,355,442         511,154
     Accrued pension expense                                                     -         100,000
                                                                      ------------    ------------

            Total current liabilities                                    2,097,200       1,155,474
                                                                      ------------    ------------

Commitments and contingencies

Shareholders' equity
     Preferred stock, $.001 par value; 5,000,000 shares authorized;
         none issued and outstanding
     Common stock, $.001 par value; 50,000,000 shares authorized;
         17,594,103 and 17,564,103 shares issued and outstanding            17,594          17,564
     Additional paid-in capital                                         16,371,086      13,081,092
     Accumulated deficit                                                (6,560,775)     (4,423,270)
     Unearned compensation                                              (7,843,612)     (6,250,458)
     Accumulated other comprehensive loss                                  (62,353)       (122,492)
                                                                      ------------    ------------

            Total shareholders' equity                                   1,921,940       2,302,436
                                                                      ------------    ------------

                                                                      $  4,019,140    $  3,457,910
                                                                      ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                          FORM 10-QSB - MARCH 31, 2000

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three months ended
                                                             March 31,
                                                   ----------------------------
                                                        2000            1999
                                                   ------------    ------------
Revenue
     Subscription income                           $  1,430,295    $    657,155
     Consulting income                                        -         118,120
     Interest and dividends                              14,252             911
     Realized gain (loss) on sale of
       marketable securities                             36,118          (5,185)
                                                   ------------    ------------
                                                      1,480,665         771,001
                                                   ------------    ------------

Costs and expenses

     Salaries and commissions                         2,469,652         388,299
     Other operating expenses                           358,525         112,128
     Consulting fees                                    299,685          14,500
     Payroll taxes and employee benefits                136,274          78,717
     Professional fees                                  105,479               -
     Website development costs                           78,198               -
     Depreciation and amortization                       40,624           1,597
     Rent and occupancy                                  32,089          15,163
                                                   ------------    ------------
                                                      3,520,526         610,404
                                                   ------------    ------------

(Loss) income before provision
     for income taxes                                (2,039,861)        160,597

Provision for income taxes                               97,644           8,594
                                                   ------------    ------------

Net (loss) income                                  $ (2,137,505)   $    152,003
                                                   ============    ============

Basic and diluted net (loss) income per share      $     (12.63)   $       0.02
                                                   ============    ============

Weighted average common shares
     outstanding                                     16,921,737       9,455,898
                                                   ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                         FORM 10 - QSB - MARCH 31, 2000

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)


                                                                              Additional
                                                   Common stock                 paid-in       Accumulated      Unearned
                                                      Shares       Amount       capital         deficit      compensation
                                                   ------------   --------   -------------   -------------   -------------

Balance, January 1, 2000                             17,564,103   $ 17,564   $ 13,081,092    $ (4,423,270)    $ (6,250,458)

Issuance of common stock and options for services        30,000         30      3,289,994              -        (3,290,024)

Amortization of stock compensation                           -          -              -               -         1,696,870

Marketable securities valuation adjustment                   -          -              -               -                -

Net loss, three months ended March 31, 2000                  -          -              -       (2,137,505)              -
                                                   ------------   --------   ------------    ------------     ------------

          Total comprehensive loss


Balance, March 31, 2000                              17,594,103   $ 17,594   $ 16,371,086    $ (6,560,775)    $ (7,843,612)
                                                   ============   ========   ============    ============     ============


                                                      Accumulated
                                                        other            Total
                                                     comprehensive    shareholders'  Comprehensive
                                                     income (loss)       equity           loss
                                                     -------------    ------------   -------------

Balance, January 1, 2000                              $  (122,492)     $ 2,302,436

Issuance of common stock and options for services              -                -

Amortization of stock compensation                             -         1,696,870

Marketable securities valuation adjustment                 60,139           60,139   $     60,139

Net loss, three months ended March 31, 2000                    -        (2,137,505)    (2,137,505)
                                                      -----------      -----------   ------------

          Total comprehensive loss                                                   $ (2,077,366)
                                                                                     ============

Balance, March 31, 2000                               $   (62,353)     $ 1,921,940
                                                      ===========      ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                          FORM 10-QSB - MARCH 31, 2000

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Three months ended
                                                                            March 31,
                                                                   --------------------------

                                                                       2000           1999
                                                                   -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities

      Net (loss) income                                            $(2,137,505)   $   152,003

      Adjustments to reconcile net (loss) income to net
      cash provided by operating activities
          Depreciation and amortization                                 40,624          1,597
          Realized (gain) loss on sale of marketable securities        (36,118)         5,185
          Stock compensation                                         1,696,870              -

      Changes in operating assets and liabilities
          Accounts receivable                                          (15,705)       (16,547)
          Deferred commission expense                                 (311,035)        (7,572)
          Other assets                                                  (4,639)          (519)
          Accrued expenses                                             172,829        (39,870)
          Accrued compensation                                         (40,048)             -
          Income taxes payable                                          64,658              -
          Deferred subscription income                                 844,288        210,037
          Accrued pension expense                                     (100,000)             -
                                                                   -----------    -----------

             Net cash provided by operating activities                 174,219        304,314
                                                                   -----------    -----------

Cash flows from investing activities
      Purchase of property and equipment                              (125,472)             -
      Deferred website development costs paid                         (141,530)             -
      Cash paid for construction in progress                          (141,142)             -
      Proceeds from the sale of marketable securities                   64,045         25,964
      Payment made for other assets                                     (4,065)             -
                                                                   -----------    -----------

             Net cash (used in) provided by investing activities      (348,164)        25,964
                                                                   -----------    -----------

Cash flows from financing activities
      Repayment of loan from shareholder                                     -         28,875
                                                                   -----------    -----------

Net (decrease) increase in cash and cash equivalents                  (173,945)       359,153

Cash and cash equivalents, beginning of period                       2,506,505         96,685
                                                                   -----------    -----------

Cash and cash equivalents, end of period                           $ 2,332,560    $   455,838
                                                                   ===========    ===========


Supplemental disclosure of cash flow information
          Income taxes paid                                        $    32,986    $      -
                                                                   ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                WALL STREET STRATEGIES CORPORATION AND SUBSIDIARY

                          FORM 10-QSB - MARCH 31, 2000

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1     Basis of presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for a complete set of financial statements. In the opinion of the management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the December 31, 1999 financial statements and notes thereto included in the Company's Form 10SB/A filed with the Securities and Exchange Commission. The accounting policies used in the preparation of these condensed consolidated financial statements are consistent with those described in the December 31, 1999 consolidated financial statements.

2     The Company

      Organization

      Wall Street Strategies Corporation (the "Company"), formerly Vacation Emporium Corporation, was originally formed as a Nevada corporation on April 2, 1999, and is the surviving entity in a merger with its then corporate parent, The Vacation Emporium International, Inc., a Colorado corporation formed under the name Rising Sun Capital Ltd. on May 12, 1988.

      Reverse acquisition

      Effective September 23, 1999, the Company acquired all of the outstanding common stock of Wall Street Strategies, Inc. ("WSSI"), a Delaware corporation, pursuant to an Agreement and Plan of Share Exchange (the "Exchange Agreement") dated July 30, 1999.

      Under the terms of the Exchange Agreement, the Company issued to the sole shareholder of WSSI, 9,455,898 shares of the Company's common stock in exchange for all of the issued and outstanding common stock of WSSI. This issuance represented approximately 53.84% of the post-merger issued and outstanding common shares of the Company. For accounting purposes, this transaction has been treated as an acquisition of the Company by WSSI and as a recapitalization of WSSI. The acquisition of the Company by WSSI has been recorded based on the fair value of the Company's net tangible assets, which consisted of cash in the amount of $13,350. The Company, prior to the acquisition, was an inactive shell company. The historical financial statements prior to September 23, 1999 are those of WSSI. Since this transaction is in substance a recapitalization of WSSI and not a business combination, pro forma information is not presented. All costs associated with this transaction have been expensed.

                WALL STREET STRATEGIES CORPORATION AND SUBSIDIARY

                          FORM 10-QSB - MARCH 31, 2000

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2     The Company (continued)

      Reverse acquisition (continued)

      In connection with, and in contemplation of this transaction, on July 30, 1999, the Company sold 1,258,205 shares of common stock for $.0025 per share to certain key employees of WSSI, and to two other individuals who entered into employment agreements with the Company. These shares were placed in escrow and are subject to repurchase by the Company over vesting periods, which range from two to three years, at the same purchase price of $.0025 if the individuals' employment is terminated other than by reason of death or disability. Additionally, on September 23, 1999, the Company completed the sale of 600,000 shares of common stock at $5.00 per share in a private placement to certain accredited investors.

      Business

      The Company, through its subsidiary (WSSI), provides investment research and related information services for individual and institutional investors and financial professionals. WSSI, which was founded in 1991, delivers its products and services, including financial and market information, analysis, advice and commentary, to subscribers through a variety of media including telephone, facsimile, e-mail, audio recordings, newsletters, the internal and traditional mail.

3     Marketable securities, available for sale

      Marketable securities, available for sale, consists of the following at March 31, 2000:

                                                      Unrealized    Market
                                             Cost        loss       value
                                          ---------   ---------   ---------
           U.S. equity securities         $ 153,463   $ (62,353)  $  91,110
                                          =========   =========   =========

4     Property and equipment, net

      Property and equipment consists of the following at March 31, 2000:

                                                  Estimated
                                                 useful life
                                               ---------------

           Computer and office equipment            5 years      $  114,931
           Furniture and fixtures                   7 years          83,137
                                                                 ----------
                                                                    198,068
           Less accumulated depreciation                            (64,859)
                                                                 ----------

                                                                 $  133,209
                                                                 ==========

                WALL STREET STRATEGIES CORPORATION AND SUBSIDIARY

                          FORM 10-QSB - MARCH 31, 2000

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5     Retirement plans

      In January 1996, WSSI adopted a Profit Sharing Plan on behalf of its employees whereby contributions to the plan are made at the discretion of management and no contributions are made by employees. In January 2000, the Profit Sharing Plan was amended to add a salary deferral feature under
      Section 401(k) of the Internal Revenue Code of 1986, as amended. Under such feature, an employee may elect to have part of his or her compensation contributed on a before-tax basis to the Plan. Such salary-deferred contributions are 100% vested at all times.

      Management has not provided for any contributions to the Plan for the three months ended March 31, 2000.

6     Commitments and contingencies

      Leases

      In April 2000, the Company negotiated a settlement for the early termination of its existing lease. The agreement calls for a settlement payment of $17,500 and the cancellation of the exiting lease and surrender of the premises no later than June 30, 2000. Prior to the surrender date, the lease remains in full force and effect. The remaining commitment under this lease is approximately $46,000 through June 30, 2000, exclusive of the $17,500 settlement payment.

      Employment agreements

      In conjunction with, and in contemplation of the Exchange Agreement, the Company entered into employment agreements with its key executives as follows:

     o A three year agreement with the Company's President and largest shareholder who was formerly the sole shareholder of WSSI prior to the acquisition by the Company. The agreement provides for a base salary of $250,000 per annum with annual bonuses of up to $250,000 dependent upon specified revenue targets. The agreement may be terminated by mutual consent or by the Company for cause. For the three months ended March 31, 2000, the Company recorded a bonus provision of $62,500 in accordance with the terms of this agreement.

     o A three year agreement with the Company's Chief Strategy Officer which provides for a base salary of $175,000 and an annual bonus of up to 40% of base salary dependent upon specified revenue targets. No bonus provision has been recorded by the Company at March 31, 2000. The agreement also provides for the issuance of options under the 1996 Plan to acquire 526,923 shares of the Company's common stock. This agreement may be terminated by mutual consent or by the Company for cause.

                WALL STREET STRATEGIES CORPORATION AND SUBSIDIARY

                          FORM 10-QSB - MARCH 31, 2000

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6     Commitments and contingencies (continued)

      Employment agreements (continued)

     o A two year agreement with the Company's Executive Vice President which provides for a base salary of $125,000 and an annual bonus of up to 40% of base salary dependent upon specified revenue targets. No bonus provision has been recorded by the Company at March 31, 2000. The agreement also provides for the issuance of options under the 1996 Plan to acquire 351,282 shares of the Company's common stock. This agreement may be terminated by mutual consent or by the Company for cause.

     o       On March 20, 2000, the Company's subsidiary, WSSI, entered into an
         employment   agreement  with  its  Chief  Internet   Officer,   which
         provides  for  a  base   compensation   of  $175,000  and  an  annual
         incentive  bonus  of  up  to  50%  of  base  salary  based  upon  the
         achievement  of  specified   performance  goals.  In  addition,   the
         executive   received   options  to  acquire  200,000  shares  of  the
         Company's common stock at an exercise price of $7.50 per share. The options vest over a two-year period and are exercisable over five years. The intrinsic value of these options was measured using the share price of $17.50 on March 20, 2000 and was accounted for as compensatory options and gave rise to unearned compensation in the amount of $2,000,000 at March 20, 2000. The compensation will be earned and charged to expense ratably over the two-year vesting period of the options and $30,137 has been charged to operations for the three months ended March 31, 2000.

      Consulting agreements

      On February 9, 2000, the Company issued to Continental Capital Equity Corporation ("CCEC"), a sophisticated investor, 30,000 shares of common stock as compensation for services to be rendered by CCEC to the Company pursuant to a Market Access Program Marketing Agreement dated January 26, 2000. The Company also issued to CCEC an option to purchase an additional 100,000 shares of common stock at prices ranging from $10.00 to $16.00 per share. The common stock issuance and option grant were measured using the share price of $14.00 on January 26, 2000 and was accounted for as unearned compensation in the amounts of $420,000 and $870,000, respectively. The $1,290,000 is being charged to operations ratably over the twelve-month period of the agreement. Approximately $226,000 has been charged to operations for the three months ended March 31, 2000.

7     Subsequent events

      On April 7, 2000, the Company entered into an employment agreement with its Chief Operating Officer. The agreement has a term of three years at an annual base salary of $175,000, subject to annual review by the Board of Directors for possible increase. The agreement also provides for an annual incentive bonus of up to 50% of base salary. In addition, in accordance with the terms of the employment agreement, on April 7, 2000, the Company granted to the executive a stock option to purchase 500,000 shares of the Company's common stock at an exercise price of $7.50 per share. The option is

                WALL STREET STRATEGIES CORPORATION AND SUBSIDIARY

                          FORM 10-QSB - MARCH 31, 2000

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7     Subsequent events (continued)

      exercisable over five years and vests with respect to 125,000 shares on December 6, 2000, with respect to an additional 125,000 shares on March 6, 2001, and with respect to the remaining shares in equal quarterly increments of 62,500 shares each over the following year.

            WALL STREET STRATEGIES CORPORATION


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

Overview

   Since its founding in 1991, the Company has engaged in the business of providing investment research and information services for institutional and individual investors and financial professionals. The Company has historically delivered its products, including financial and market information, analysis, advice and commentary, to paying subscribers through a variety of media including phone, fax, e-mail, audio recordings, newsletters and traditional mail. Sales of subscriptions to the Company's products have represented the Company's sole source of revenue, and the Company's subscribers have predominantly been composed of institutional investors and financial professionals.

   During 1999, the Company adopted a business strategy designed to increase the total number of its subscribers, including significant numbers of individual investors, and to increase and diversify its sources of revenue. To those ends, the Company has announced a number of initiatives, including the creation, launch and marketing of its website and the establishment of strategic distribution relationships through which the Company will reach both institutional and individual investors. In particular, the Company expects to use the website to build brand awareness, attract paying subscribers for its products and generate advertising revenue.

   In connection with the execution of its business strategy, in 1999, the Company engaged various service providers including website designers and providers of content for its website, purchased computer systems and software, and hired additional management, sales, operational and administrative personnel. In addition, in April 2000, the company's subsidiary, Wall Street Strategies, Inc. ("Wall Street Inc.), filed an application with the Securities and Exchange Commission (the "SEC") to register as an investment adviser under the Investment Advisers Act of 1940, as amended, in order to enable it to provide certain individualized products and services to subscribers for which registration as an investment adviser is required. By letter dated April 27, 2000, Wall Street Inc. was advised by the SEC that its application had been accepted for filing but no formal order of registration has yet been issued. Although registration as an investment adviser and the ability to offer individualized products and services is a part of the Company's strategy to diversify its revenues sources, the central focus of the Company's overall growth strategy is the development and marketing of its website and the establishment of strategic relationships in order to market its products to targeted groups of potential subscribers. Nevertheless, the failure of Wall Street Inc. to obtain registration as an investment adviser could have a material adverse effect on the Company's growth strategy, and, correspondingly, on the Company's results of operations.

   The Company anticipates that it will continue to develop its website during 2000, and will undertake a significant marketing and advertising program to promote its brand and products. The Company will also pursue additional strategic relationships and, as appropriate, hire additional personnel, including management personnel, and purchase additional computer systems and software.

   As discussed below, the three months ended March 31, 1999 (the "1999 Period") and March 31, 2000 (the "2000 Period") were characterized by significant sales increases offset by significant expenses associated with sales commissions on subscriptions, increased personnel and, in the 2000 Period, website design and other strategic and operational initiatives. The

Company expects operating losses to continue for the foreseeable future as it intends to significantly increase its operating expenses to implement its business strategy.

   As of March 31, 1999, the Company had 1550 active subscribers. Subscription revenue for the 1999 Period totaled $657,155. As of March 31, 2000, the number of active subscribers increased to 3,050, and subscription revenue for the 2000 Period increased to $1,430,295.

Results of Operations

   Revenues increased from $771,001 in the 1999 Period to $1,480,665 in the 2000 Period, an increase of 92%. Income from sales of subscriptions to the Company's products represented nearly all of the Company's revenues in both periods except for consulting income of $118,120 in the 1999 Period representing the value of stock received by the Company in exchange for consulting and advisory services. The increase in revenue resulted primarily from increased sales and promotional efforts, the increased visibility of Charles Payne, the Company's chief analyst and spokesperson, and the continued general growth in U.S. households' purchasing and ownership of financial assets.

   The Company realized a loss of $5,185 on the sale of marketable securities in the 1999 Period as compared to a gain of $36,118 on the sale of marketable securities in the 2000 Period.

   The Company experienced a substantial increase in operating expenses from the 1999 Period to the 2000 Period, offsetting the increase in revenues over the same period. A substantial portion of the increase in operating expenses is attributable to stock compensation earned and charged to expense in connection with the issuance of shares of Common Stock to certain key employees and new management personnel recruited by the Company as part of the Company's expansion strategy. Total operating expenses increased from $610,404 in the 1999 Period to $3,520,526 in the 2000 Period, an increase of 477%. Of these amounts, $2,469,652 represented salaries and commissions in the 2000 Period, compared to $388,299 in the 1999 Period, an increase of 536%. The portion of this 2000 Period expense attributable to stock compensation earned and charged to expense was $1,471,292. In the absence of these charges, salaries and commissions would have increased to $998,360, a 157% increase over the 1999 Period. Payroll taxes and employee benefits increased 73% over the same periods, from $78,717 to $136,274. Apart from the charge to expense represented by stock compensation, increases in salaries and commissions continued to represent a substantial portion of the overall increase in operating expenses. Such increases were attributable to retention of existing personnel and engagement of additional personnel, particularly management personnel required to effect the Company's business strategy of growth and expansion, as well as to increased commissions payable to sales representatives in connection with increased subscription sales. The Company anticipates continuing its efforts to retain and recruit personnel and corresponding increases in expenses attributable to salaries and commissions, as well as increased commissions payable as subscription sales increase. The Company further anticipates significant additional charges to expense for earned stock compensation during 2000 and 2001.

   During the 2000 Period, the Company incurred consulting fees of $299,685, of which amount $225,578 represented stock compensation earned and charged to expense paid to a public relations firm, and the balance represented consulting fees paid to various financial and other consultants. Consulting fees of $14,500 were incurred during the 1999 Period.

   Rent and occupancy costs increased from $15,163 in the 1999 Period to $32,089 in the 2000 Period, an increase of 112%. The increase was attributable to the leasing of additional space required to house the increased number of employees and sales people hired or engaged by the Company. The Company has signed a lease for new office space and expects to relocate its offices to the new space by July 1, 2000. The Company's new facility will be significantly larger than its existing office space, and, accordingly, the Company anticipates substantial increases in its rent and occupancy costs during 2000 and in subsequent years.

   The Company experienced increased costs and expenses in the 2000 Period as compared to the 1999 Period in a number of other areas attributable to its expansion and the implementation of its business strategy to increase the number of its subscribers and to create its website. Telephone and communications costs increased from $35,944 in the 1999 Period to $82,288 in the 2000 Period, an increase of 129%. Travel and promotion costs increased from $1,327 in the 1999 Period to $139,974 in the 2000 Period, an increase of 10,500%. Furthermore, the Company incurred website development costs in the 2000 Period in the amount of $78,198 and depreciation and amortization increased from $1,597 in the 1999 Period to $40,624 in the 2000 Period. Of such increase, $30,624 represented amortization of the Company's capitalized website development costs. The Company also incurred professional fees of $105,479 in the 2000 Period attributable to its expansion and becoming a reporting issuer. No professional fees were incurred in the 1999 Period.

   General and administrative costs increased from $74,857 in the 1999 Period to $119,588 in the 2000 Period, an increase of 58%.

   The Company experienced a net loss for the 2000 Period of ($2,137,505), or ($12.63) per share, as compared to a net profit for the 1999 Period of $152,003, or $0.02 per share. Management believes that the increase in the Company's net loss was primarily due to the stock compensation charge described above, as well as increased salaries and commissions paid to additional personnel and in respect of increased subscriptions and other increased operating expenses.

   Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe that inflation has had a material effect on sales or results of operations in the 1999 Period or the 2000 Period.

LIQUIDITY AND CAPITAL RESOURCES

   The Company historically has financed its operations out of revenues from subscriptions for its products. In September 1999, the Company received net proceeds of $3,000,000 from the sale of 600,000 shares of its Common Stock at $5.00 per share to three accredited investors, Bamby Investments Limited, a private investment company based in the Bahamas, HK Partners LLC, a private limited liability company engaged in making real estate and securities investments that is based in Denver, Colorado, and Gerald Turner, one of the Company's directors (the "Private Placement").

   Net cash provided by operating activities in the 2000 Period was $174,219 compared to net cash provided by operating activities of $304,314 in the 1999 Period. This decrease was primarily due to increased operating expenses incurred in connection with the implementation of the Company's business strategy. Net cash used in investing activities in the 2000 Period was $348,164, compared to net cash provided by investing activities of $25,954 in the 1999 Period. The increased cash used in investing activities was used for purchases of property and equipment of $125,472, payment of deferred website development costs of $141,530, construction payments of $141,142 and payments made for other assets in the amount of $4,065. Additionally, cash provided by proceeds from the sale of marketable securities was $64,045 in the 2000 Period compared to $25,964 in the 1999 Period. Net cash from financing activities for the 1999 Period was $28,875, representing the repayment of a loan from a shareholder. No cash from financing activities was provided in the 2000 Period. At March 31, 2000, the Company had cash and cash equivalents on hand of $2,332,560.

   The Company anticipates increased cash demands to meet such requirements as increased salary costs related to retention and attraction of personnel, continuing costs of development, maintenance and expansion of the Company's website, costs associated with advertising and marketing campaigns contemplated for 2000, higher rent and occupancy expenses associated with the Company's move to new and larger facilities currently planned for approximately July 1, 2000, costs associated with upgrading internal accounting and other operating systems, costs associated with becoming and remaining a reporting issuer and other working capital and general corporate purposes.

   The Company committed to spend approximately $350,000 during the period November 1999 through April 2000, in connection with the acquisition of computer and other equipment to support its website, of which all but $150,000 has been paid as of March 31, 2000. The Company is also obligated to spend, on or before August 1, 2000, approximately $175,000 in connection with its new facilities, including furniture and other equipment for such facilities. The Company has no other commitments for capital expenditures.

   The Company believes that the cash on hand, together with the cash generated by its operations, will be sufficient to meet its contractual and other commitments for the next nine to twelve months, assuming no significant increases in personnel and advertising, marketing and other promotional expenditures. Such increases, as well as expansion of the Company's computer, accounting and other infrastructure systems, will be necessary for the Company to aggressively implement its business strategy and, therefore, the Company may require additional funds. The amount of additional funding that may be required and the timing thereof will depend on many factors that the Company is unable to predict, such as the amount of revenues generated from operations and the market acceptance of its website and existing and new products and services. However, the Company anticipates that over the next six months it may require approximately $3,000,000 of additional funds and an additional $5,000,000 over the following 12 months. Management believes that equity financing would most likely serve as the source of such additional funds. Any such equity financing would be expected to result in dilution to the holders of the Company's Common Stock. The Company could also seek to finance such expenses through debt financing. Any debt financing obtained by the Company would be likely to include restrictive covenants limiting the Company's ability to obtain additional capital, whether through additional debt or equity financings, as well as restrictive covenants limiting the Company with respect to various operational and financial matters. In any event, there can be no assurance that additional financing, whether through sales of equity or debt, will be available on terms and conditions acceptable to the Company, if available at all. If such financing is required and cannot be obtained, the Company would be required to reduce or postpone expenditures, particularly with respect to advertising and promotional campaigns. Any such postponement could have a material adverse effect on the Company's business and results of operations.

   In December 1999, the Company retained Joseph Charles & Associates, Inc. ("Joseph Charles"), to assist the Company with respect to matters relating to the financing of the Company's business, recapitalizations, mergers and acquisitions. The Company paid such firm an advance of $50,000 against future fees and expense allowances that is non-refundable except under certain circumstances. Joseph Charles is a securities brokerage and investment banking firm, established in 1991, with corporate offices located in Boca Raton, Florida and ten additional offices in principal cities throughout the United States.

YEAR 2000 ISSUES

      To date, the Company has not experienced, and does not anticipate experiencing, any problems due to year 2000 related issues.

                         WALL STREET STRATEGIES CORPORATION


                                     PART II
                                OTHER INFORMATION

      Item 1   Legal Proceedings

               None

      Item 2   Changes in Securities

               None

      Item 3   Defaults Upon Senior Securities

               None

      Item 4   Submission of Matters to a Vote of Security Holders

               None

      Item 5   Other Information

               None

      Item 6   Exhibits and Reports on Form 8-K
               (a)  Exhibits
                    27.1 Financial Data Schedule
               (b)  Reports on Form 8-K
                    None

                                     SIGNATURES

               In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized

                                    WALL STREET STRATEGIES CORPORATION
                                                 (Registrant)




      Date May 18, 2000             By: /s/ Charles V. Payne
                                       ------------------------------
                                            Charles V. Payne
                                            President

      Date May 18, 2000             By: /s/ David McCallen
                                       ------------------------------
                                            David McCallen
                                            Vice President and
                                            Chief Financial Officer