Form 10QSB/A
period 2000-03-31
WALL STREET STRATEGIES CORP
filed 2000-05-26
CIK 1106759

              WALL STREET STRATEGIES CORPORATION AND SUBSIDIARY
                            WASHINGTON, D.C. 20549

                         FORM 10-QSB/A - MARCH 31, 2000


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

                         FORM 10-QSB/A - MARCH 31, 2000

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

Yes ______  No   x
              -------

                       WALL STREET STRATEGIES CORPORATION

                                  FORM 10-QSB/A
                      For the Quarter Ended March 31, 2000

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

                          FORM 10-QSB/A - MARCH 31, 2000

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

                          FORM 10-QSB/A - MARCH 31, 2000

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                         Three months ended
                                                             March 31,
                                                   ----------------------------
                                                        2000            1999
                                                   ------------    ------------
Revenue
     Subscription income                           $  1,430,295    $    657,155
     Consulting income                                        -         118,120
     Interest and dividends                              14,252             911
     Realized gain (loss) on sale of
       marketable securities                             36,118          (5,185)
                                                   ------------    ------------
                                                      1,480,665         771,001
                                                   ------------    ------------

Costs and expenses

     Salaries and commissions                         2,469,652         388,299
     Other operating expenses                           358,525         112,128
     Consulting fees                                    299,685          14,500
     Payroll taxes and employee benefits                136,274          78,717
     Professional fees                                  105,479               -
     Website development costs                           78,198               -
     Depreciation and amortization                       40,624           1,597
     Rent and occupancy                                  32,089          15,163
                                                   ------------    ------------
                                                      3,520,526         610,404
                                                   ------------    ------------

(Loss) income before provision
     for income taxes                                (2,039,861)        160,597

Provision for income taxes                               97,644           8,594
                                                   ------------    ------------

Net (loss) income                                  $ (2,137,505)   $    152,003
                                                   ============    ============

Basic and diluted net (loss) income per share      $      (0.13)   $       0.02
                                                   ============    ============

Weighted average common shares
     outstanding                                     16,921,737       9,455,898
                                                   ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                         FORM 10 - QSB/A - MARCH 31, 2000

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

                          FORM 10-QSBA - MARCH 31, 2000

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

                          FORM 10-QSB/A - MARCH 31, 2000

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

                          FORM 10-QSB/A - MARCH 31, 2000

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

                          FORM 10-QSB/A - MARCH 31, 2000

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

                          FORM 10-QSB/A - MARCH 31, 2000

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

                          FORM 10-QSB/A - MARCH 31, 2000

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

            WALL STREET STRATEGIES CORPORATION


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB/A.

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


   The Company experienced a net loss for the 2000 Period of ($2,137,505), or ($0.13) per share, as compared to a net profit for the 1999 Period of $152,003, or $0.02 per share. Management believes that the increase in the Company's net loss was primarily due to the stock compensation charge described above, as well as increased salaries and commissions paid to additional personnel and in respect of increased subscriptions and other increased operating expenses.


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




      Date May 26, 2000             By: /s/ Charles V. Payne
                                       ------------------------------
                                            Charles V. Payne
                                            President

      Date May 26, 2000             By: /s/ David McCallen
                                       ------------------------------
                                            David McCallen
                                            Vice President
                                            (chief financial officer)