Form 10QSB
period 2000-06-30
WALL STREET STRATEGIES CORP
filed 2000-08-21
CIK 1106759

WALL STREET STRATEGIES CORPORATION AND SUBSIDIARY
                             WASHINGTON, D. C. 20549

                           FORM 10-QSB- June 30, 2000


(MARK ONE)

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2000

            [ ] Transition Report Pursuant to Section 13 OR 15(d) of
                                the Exchange Act
              For the transition period from ________ to _________

                        COMMISSION FILE NUMBER 000-29499

                       WALL STREET STRATEGIES CORPORATION
        (Exact name of Small Business Issuer as Specified in its Charter)

                                     NEVADA
         (State or Other Jurisdiction of Incorporation or Organization)

                                   13-4100704
                        (IRS Employer Identification No.)

                       80 Broad Street, New York, NY 10004
                    (Address of Principal Executive Offices)

                                 (212) 514-9500
                 Issuer's Telephone Number. Including Area Code

                130 William Street, Suite 401, New York, NY 10038
                                (Former Address)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    Yes [X]  No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 17, 2000, the registrant had 17,581,603 shares of Common Stock outstanding.

            Transmittal Small Business Disclosure Format (check one)

Yes [  ]  No [X]

                WALL STREET STRATEGIES CORPORATION AND SUBSIDIARY

                           FORM 10-QSB - June 30, 2000



           Index                                                            Page
Number

PART I     FINANCIAL INFORMATION

Item 1     Condensed Consolidated Balance Sheets at June 30, 2000              3
           and    December 31, 1999 (unaudited for June 30, 2000 period)

           Condensed Consolidated Statements of Operations for the             4
           three months  ended March 31, 2000 and March 31, 1999
           and the six months ended June 30, 2000 and June 30, 1999
           (unaudited)

           Condensed Consolidated Statement of Shareholders' Equity            5
           for the six months ended June 30, 2000 (unaudited)

           Condensed Consolidated Statements of Cash Flows for the             6
           six months ended June 30, 2000 and June 30, 1999
           (unaudited)

           Notes to Condensed Consolidated Financial Statements                7
           (unaudited)

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          13

PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                                  18
Item 2     Changes in Securities                                              18
Item 3     Defaults Upon Senior Securities                                    18
Item 4     Submission of Matters to a Vote of Security Holders                18
Item 5     Other Information                                                  18
Item 6     Exhibits and Reports on Form 8 - K                                 18

PART I -          FINANCIAL INFORMATION

This report contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.
Those statements appear in a number of places herein and include statements regarding the intent, belief or current expectations of the Company, primarily with respect to the future operating performance of the Company or related developments. Any such forward-looking statements are not guarantees of future perforamnce and involve risks and uncertainties, and actual results and developments may differ from those described in the forward-looking statements as a result of various factors, many of which are beyond the control of the Company.


                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                           FORM 10-QSB - JUNE 30, 2000

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         (Unaudited)
                                                                           June 30,        December 31,
                                                                             2000              1999
                                                                         -----------       ------------
 ASSETS

 Current assets
      Cash and cash equivalents                                           $   942,968       $ 2,506,505
      Accounts receivable                                                       9,328            70,500
      Marketable securities, available for sale, at market value               52,783            58,898
      Deferred commission expense                                             468,053           255,577
      Other current assets                                                    384,700            96,446
                                                                          -----------       -----------

             Total current assets                                           1,857,832         2,987,926

 Property and equipment, net                                                1,516,863            17,737
 Deferred website development costs, net                                       77,330            63,584
 Restricted cash deposit                                                      272,000           272,000
 Security deposits                                                              2,000            46,023
 Other assets                                                                      -             70,640
                                                                          -----------       -----------

                                                                          $ 3,726,025       $ 3,457,910
                                                                          ===========       ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities
      Accounts payable and accrued expenses                               $ 1,696,965       $   259,315
      Accrued compensation                                                    151,606           264,548
      Income taxes payable                                                     35,115            20,457
      Deferred subscription income                                          1,114,433           511,154
      Current portion of capitalized lease obligations                        105,988                 -
      Accrued pension expense                                                       -           100,000
                                                                          -----------       -----------

             Total current liabilities                                      3,104,107         1,155,474
                                                                          -----------       -----------

 Capitalized lease obligations, net of current portion                        206,274                 -
                                                                          -----------       -----------

 Commitments and contingencies

 Shareholders' equity
      Preferred stock, $.001 par value; 5,000,000 shares authorized;
          none issued and outstanding
      Common stock, $.001 par value; 50,000,000 shares authorized;
          17,581,603 and 17,564,103 shares issued and outstanding              17,582            17,564
      Additional paid-in capital                                           17,061,504        13,081,092
      Accumulated deficit                                                  (9,391,198)       (4,423,270)
      Unearned compensation                                                (7,171,564)       (6,250,458)
      Accumulated other comprehensive loss                                   (100,680)         (122,492)
                                                                          -----------       -----------

             Total shareholders' equity                                       415,644         2,302,436
                                                                          -----------       -----------

                                                                          $ 3,726,025       $ 3,457,910
                                                                          ===========       ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                           FORM 10-QSB - JUNE 30, 2000

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                           Three months ended                      Six months ended
                                                                June 30,                               June 30,
                                                          2000           1999                    2000            1999
 Revenue
      Subscription income, net                          $ 1,204,016     $1,084,922             $ 2,634,311     $1,742,077
      Consulting income                                           -         15,000                       -        133,120
      Interest and dividends                                 14,003          1,406                  28,255          2,317
      Realized gain on sale of
        marketable securities                                    -          32,522                  36,118         27,337
                                                        -----------     ----------             -----------     ----------
                                                          1,218,019      1,133,850               2,698,684      1,904,851
                                                        ===========     ==========             ===========     ==========

 Costs and expenses
      Salaries and commissions                            2,345,548        681,675               4,815,200      1,069,974
      Other operating expenses                              578,366        272,369                 936,891        384,497
      Consulting fees                                       300,889         28,205                 600,574         42,705
      Payroll taxes and employee benefits                   144,431         33,431                 280,705        112,148
      Professional fees                                     376,764              -                 482,243              -
      Website development costs                             172,399              -                 250,597              -
      Depreciation and amortization                          94,189          3,402                 134,813          4,999
      Rent and occupancy                                     76,046         21,927                 108,135         37,090
                                                        -----------     ----------             -----------     ----------
                                                          4,088,632      1,041,009               7,609,158      1,651,413
                                                        ===========     ==========             ===========     ==========
 (Loss) income before provision (benefit)
      for income taxes                                   (2,870,613)        92,841              (4,910,474)       253,438

 Provision (benefit) for income taxes                       (40,190)        67,436                  57,454         76,030
                                                        -----------     ----------               ---------     ----------

 Net (loss) income                                      $(2,830,423)    $   25,405             $(4,967,928)    $  177,408
                                                        ===========     =========              ===========     ==========
 Basic and diluted net (loss) income per share              $ (0.17)    $     0.00             $     (0.29)    $     0.02
                                                        ===========     ==========             ============    ==========
 Weighted average common shares
      outstanding                                        17,131,564      9,455,898              17,087,428      9,455,898
                                                        ===========     ==========             ============    ==========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                     WALL STREET STRATEGIES CORPORATION
                                                                               AND SUBSIDIARY

                                                                        FORM 10 - QSB - JUNE 30, 2000

                                                          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                       SIX MONTHS ENDED JUNE 30, 2000
                                                                                 (UNAUDITED)




                                                                                            Accumulated
                                                 Additional                                    other         Total        Total
                            Common stock          paid-in       Accumulated    Unearned    comprehensive shareholders' Comprehensive
                              Shares     Amount   capital         deficit    compensation  income (loss)    equity     income (loss)
                            ------------ ------  ----------     -----------  ------------  ------------- ------------- -------------

Balance, January 1, 2000    17,564,103   $ 17,564 $ 13,081,092  $(4,423,270) $ (6,250,458)  $ (122,492)  $ 2,302,436

 Issuance of common stock
  and options for services      17,500         18    3,980,412            -    (3,980,430)           -            -

 Amortization of stock
  compensation                       -          -            -            -     3,059,324            -     3,059,324

 Marketable securities
   valuation adjustment              -          -            -            -             -       21,812        21,812   $    21,812

 Net (loss), six months
   ended June 30, 2000               -          -            -   (4,967,928)            -            -    (4,967,928)   (4,967,928)
                            ----------   -------- ------------  -----------  ------------   ----------   -----------   ------------

     Total comprehensive
         income (loss)                                                                                                 $(4,946,116)
                                                                                                                       ============
 Balance, June 30, 2000     17,581,603   $ 17,582 $ 17,061,504  $(9,391,198) $ (7,171,564)  $ (100,680)  $   415,644
                            ==========   ======== ============  ============ ============   ==========   ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                           FORM 10-QSB - JUNE 30, 2000

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Six months ended
                                                                                     June 30,
                                                                               2000             1999
                                                                            -----------       ---------
INCREASE (DECEASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities

     Net (loss) income                                                      $(4,967,928)      $ 177,408

     Adjustments to reconcile net (loss) income to net
     cash (used in) provided by operating activities
         Depreciation and amortization                                          134,813           4,999
         Realized (gain) loss on sale of marketable securities                  (36,118)        (27,337)
         Stock compensation                                                   3,059,324               -
         Deferred rent                                                            2,819               -

     Changes in operating assets and liabilities
         Accounts receivable                                                     61,172               -
         Deferred commission expense                                           (212,476)            388
         Security deposits                                                       44,023               -
         Other assets                                                          (217,314)        (96,890)
         Accounts payable and accrued expenses                                  659,556         163,364
         Accrued compensation                                                  (112,942)              -
         Income taxes payable                                                    14,658          71,530
         Deferred subscription income                                           603,279         215,311
         Accrued pension expense                                               (100,000)             -
                                                                            -----------       ---------

            Net cash (used in) provided by operating activities              (1,067,134)       508,773
                                                                             ----------        --------

Cash flows from investing activities
     Purchase of property and equipment                                        (339,178)        (29,102)
     Deferred website development costs paid                                   (176,530)              -
     Proceeds from the sale of marketable securities                             64,045               -
     Cash paid for purchase of marketable securities                                  -         (36,134)
     Payment made for other assets                                               (4,065)             -
                                                                               --------       ---------

            Net cash used in investing activities                              (455,728)        (65,236)
                                                                               --------       ---------

Cash flows from financing activities
     Payment of capitalized lease obligations                                   (40,675)              -
     Repayment of loan from shareholder                                              -           (9,197)
                                                                                -------       ---------

            Net cash used in financing activities                               (40,675)         (9,197)
                                                                                -------       ----------

Net (decrease) increase in cash and cash equivalents                         (1,563,537)        434,340

Cash and cash equivalents, beginning of period                                2,506,505          96,685
                                                                            -----------       ---------

Cash and cash equivalents, end of period                                    $   942,968       $ 531,025
                                                                            ===========       =========


Supplemental disclosure of cash flow information
         Interest paid                                                      $    17,930       $ -
                                                                            ===========       =========

         Income taxes paid                                                  $    42,796       $ -
                                                                            ===========       =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                WALL STREET STRATEGIES CORPORATION AND SUBSIDIARY

                                   FORM 10-QSB

                       For the Quarter Ended June 30, 2000

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1       Basis of presentation

        1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for a complete set of financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or future periods. These financial statements should be read in conjunction with the December 31, 1999 financial statements and notes thereto included in the Company's Form 10SB/A filed with the Securities and Exchange Commission. The accounting policies used in the preparation of these condensed consolidated financial statements are consistent with those described in the December 31, 1999 consolidated financial statements.

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

        In connection with, and in contemplation of this transaction, on July 30, 1999, the Company sold 1,258,205 shares of common stock for $.0025 per share to certain key employees of WSSI, and to two other individuals who entered into employment agreements with the Company. These shares were placed in escrow and are subject to repurchase by the Company over vesting periods, which range from one to three years, at the same purchase price of $.0025 if the individuals' employment is terminated other than by reason of death or disability. Additionally, on September 23, 1999, the Company completed the sale of 600,000 shares of common stock at $5.00 per share in a private placement to certain accredited investors.

        Business

        The Company, through its subsidiary (WSSI), provides investment research and related information services for individual and institutional investors and financial professionals. WSSI, which was founded in 1991, delivers its products and services, including financial and market information, analysis, advice and commentary, to subscribers through a variety of media including telephone, facsimile, e-mail, audio recordings, newsletters, the Internet and traditional mail.

        Going concern

        The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The
        Company has incurred significant losses from operations and has generated insufficient operating revenue to fund its expenses. In addition, at June 30, 2000 the Company had a working capital deficiency of approximately $1,246,000. These factors (among others) raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to operate as a going concern is dependent upon its ability to obtain additional debt and/or equity capital. On August 18, 2000, the Company sold to an unrelated accredited investor, pursuant Regulation S, 10 shares of the Company's Series A Convertible Preferred Stock and a warrant exercisable over a five year period to purchase 80,000 shares of the Company's common stock at $3.00 per share for an aggregate consideration of $1,000,000 (realizing net proceeds of $995,000 after payment of certain expenses of the purchaser). See Note 7, "Subsequent Event" and "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity" below.

        The Company plans to raise additional working capital through strategic alliances and private and public offerings. In that connection, in December 1999, the Company retained Joseph Charles & Associates, Inc. to assist the Company with respect to matters relating to the financing of the Company's business, recapitalization, mergers and acquisitions. The Company is also having discussions with several other investment banking firms and prospective investors regarding potential financings. There can be no assurance, however, that any such parties or others will provide financing to the Company and, even if provided, that the Company will have sufficient funds to execute its intended business plan or generate positive operating results. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity" below.

        The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3       Marketable securities, available for sale

        Marketable securities, available for sale, consists of the following at June 30, 2000:

                                                  Unrealized      Market
                                      Cost           loss          value

        U.S. equity securities     $  153,463   $  (100,680)     $ 52,783
                                   ==========   ============     ========

4       Property and equipment, net

        Property and equipment consists of the following at June 30, 2000:

                                            Estimated useful life

         Computer equipment                      3 years            $   915,828
         Furniture and fixtures                  5 years                346,324
         Media equipment                         7 years                114,942
         Leasehold improvements        10 years or the term of the
                                       lease, whichever is shorter      234,247
                                                                    -----------
                                                                      1,611,341
         Less accumulated depreciation
           and amortization                                             (94,478)
                                                                    -----------

                                                                    $ 1,516,683
                                                                    ===========


        Computer equipment of approximately $353,000 has been recorded under capitalized leases as of June 30, 2000. Depreciation expense on the assets recorded under capitalized leases was approximately $47,000 for the six months ended June 30, 2000.

        Leasehold improvements have been recorded net of approximately $295,000 to be reimbursed by the landlord in accordance with the terms of its lease agreement. This amount is included in other current assets in the accompanying June 30, 2000 condensed consolidated balance sheet.

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

        Management has not provided for any contributions to the Plan for the six months ended June 30, 2000.

6       Commitments and contingencies

        Leases

        In April 2000, the Company negotiated a settlement for the early termination of its former lease. The agreement required a settlement payment of $17,500 and the cancellation of the former lease and surrender of the premises. The Company surrendered the premises on July 15, 2000, and has been released from any future obligations under the agreement.

        In November 1999, the Company entered into a new lease agreement for its current office space. The lease agreement is for a ten year period with annual rents ranging from $256,680 to $287,504 over its term. In accordance with the terms of the lease agreement, the Company caused to be issued to the landlord a letter of credit in the approximate amount of $272,000 for which the Company is required to maintain with the issuing bank, as collateral therefor, a deposit in the same amount.

        The Company has entered into several computer equipment leases that have been accounted for as capitalized leases. These leases have effective interest rates that range between 11% to 14%, are secured by the equipment under the lease and require monthly payments through 2003.

        Employment agreements

        In conjunction with, and in contemplation of the Exchange Agreement, the Company entered into employment agreements with its key executives as follows:

        o A three year agreement with the Company's President and largest shareholder who was formerly the sole shareholder of WSSI prior to the acquisition by the Company. The agreement provides for a base salary of $250,000 per annum with annual bonuses of up to $250,000 dependent upon specified revenue targets. The agreement may be terminated by mutual consent or by the Company for cause. For the six months ended June 30, 2000, the Company has recorded and paid a bonus of $125,000 in accordance with the terms of this agreement.

        o         A three  year  agreement  with the  Company's  Chief  Strategy
                  Officer which provides for a base salary of $175,000 and an annual bonus of up to 40% of base salary dependent upon specified revenue targets. No bonus provision has been recorded by the Company at June 30, 2000. The agreement also provides for the issuance of options under the 1996 Plan to acquire 526,923 shares of the Company's common stock. This agreement may be terminated by mutual consent or by the Company for cause.

        o A two year agreement with the Company's Executive Vice President which provides for a base salary of $125,000 and an annual bonus of up to 40% of base salary dependent upon specified revenue targets. The Company has recorded no bonus provision at June 30, 2000. The agreement also provides for the issuance of options under the 1996 Plan to acquire 351,282 shares of the Company's common stock. This agreement may be terminated by mutual consent or by the Company for cause.

        o On March 20, 2000, the Company's subsidiary, WSSI, entered into an employment agreement with its Chief Internet Officer, which provides for a base compensation of $175,000 and an annual incentive bonus of up to 50% of base salary based upon the achievement of specified performance goals. In addition, the executive received options to acquire 200,000 shares of the Company's common stock at an exercise price of $7.50 per share. The options vest over a two-year period and are exercisable over five years. The intrinsic value of these options was measured using the share price of $17.50 on March 20, 2000 and was accounted for as compensatory options that gave rise to unearned compensation in the amount of $2,000,000 at March 20, 2000. The compensation is being earned and charged to expense ratably over the two-year vesting period of the options and $280,137 has been charged to operations for the six months ended June 30, 2000.

        o On April 7, 2000, the Company entered into an employment agreement with its Chief Operating Officer. The agreement has a term of three years at an annual base salary of $175,000, subject to annual review by the Board of Directors for possible increase. The agreement also provides for an annual incentive bonus of up to 50% of base salary. In addition, in accordance with the terms of the employment agreement, on April 7, 2000, the Company granted to the executive a stock option to purchase 500,000 shares of the Company's common stock at an exercise price of $7.50 per share. The option is

6        Commitments and contingencies  (continued)
                  exercisable over five years and vests with respect to 125,000 shares on December 6, 2000, with respect to an additional 125,000 shares on March 6, 2001, and with respect to the remaining shares in equal quarterly increments of 62,500 shares each over the following year. The intrinsic value of these options was measured by using a share price of $10.50 on April 7, 2000 and was accounted for as compensatory options that gave rise to unearned compensation in the amount of $1,500,000 at April 7, 2000. The compensation is being earned and charged to expense ratably over the vesting period of the option. For the six months ended June 30, 2000, $69,041 has been charged to operations.


         Consulting agreements

         On February 9, 2000, the Company issued to Continental Capital Equity Corporation ("CCEC"), a sophisticated investor, 30,000 shares of common stock as compensation for services to be rendered by CCEC to the Company pursuant to a Market Access Program Marketing Agreement dated January 26, 2000. The Company also issued to CCEC an option to purchase an additional 100,000 shares of common stock at prices ranging from $10.00 to $16.00 per share. The common stock issuance and option grant were measured using the share price of $14.00 on January 26, 2000, and was accounted for as unearned compensation in the amounts of $420,000 and $870,000, respectively. On June 13, 2000, the Company and CCEC terminated the Market Access Program Marketing Agreement. CCEC returned 12,500 shares of common stock and the Company terminated all options except the option to acquire 25,000 shares of common stock at $10.00 per share. As a result, approximately $480,000 has been charged to operations for the six months ended June 30, 2000.

         On May 20, 2000, the Company entered into a one year agreement to retain I.W. Miller Group, Inc. ("IWMG") as financial public relations representatives and financial consultants. The Company paid IWMG a $50,000 retainer and agreed to pay an additional $50,000 per quarter and 62,500 shares of the Company's common stock on August 30, 2000, November 30, 2000, February 28, 2001 and May 31, 2001 as long as the agreement remained in effect. On August 17, 2000, the Company terminated the agreement in accordance with its terms and no further compensation is payable to IWMG.

7        Subsequent Event

         On August 17, 2000 the Company sold to an unrelated accredited investor, pursuant to Regulation S, 10 shares of the Company's Series A Convertible Preferred Stock and a warrant exercisable over a five year period to purchase 80,000 shares of the Company's common stock at an exercise price of $3.00 per share for an aggregate consideration of $1,000,000 (realizing net proceeds of $995,000 after payment of certain expenses of such investor). Each share of Series A Convertible Preferred Stock has a stated value of $100,000, is entitled to receive a dividend equal to 8% of the stated value on a cummulative basis payable in cash or shares of the Company's common stock at the option of the purchaser, is convertible into shares of the Company's common stock based on the lower of (a) $2.25 and (b) 80% of the average of the three lowest closing bid prices in the 20 trading days immediately preceding the conversion date, and, to the extent not converted, must be redeemed three years from the date of issuance at the Company's option in cash or in shares of the Company's common stock. In addition, the Company has agreed to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission relating to the resale of the shares of common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the warrant and to cause the Registration Statement to become effective on or before December 1, 2000. Commencing on and after the effectiveness of the Registration Statement, the Company will have the right to redeem the Series A Convertible Preference Shares then outstanding upon 10 days notice and payment to the purchaser of an amount equal to 125% of the stated value thereof, provided that the purchaser shall have the right during such 10 day period to convert the then outstanding preference shares into shares of common stock based on 75% of the closing bid price of the common stock on the date the redemption notice is given by the Company. The Company has agreed to issue to Thomson Kernaghan & Co. Limited, as placement agent, for its services in connection with the sale of the Series A Convertible Preference Shares, an aggregate of 100,000 shares of the Company's common stock and a warrant exercisable over a five year period to purchase 150,000 shares of the Company's common stock at $3.00 per share. The resale of the shares to issued to the placement agent (including the shares issuable upon exercise of its warrant) are to be included in the Registration Statement.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

Overview

Since its founding in 1991, the Company has engaged in the business of providing investment research and information services for institutional and individual investors and financial professionals. The Company has historically delivered its products, including financial and market information, analysis, advice and commentary, to paying subscribers through a variety of media including phone, fax, e-mail, audio recordings, newsletter and traditional mail. Sales of subscriptions to the Company's subscribers have predominantly been comprised of institutional investors and financial professionals.

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

In connection with the execution of its business strategy, in 1999, the Company engaged various service providers including website designers and providers of content for its website, purchased computer systems and software, and hired additional management, sales, operational and administrative personnel. In addition, in May 2000, the Company's subsidiary, Wall Street Strategies, Inc. ("Wall Street Inc".), became a registered investment adviser under the Investment Advisers Act of 1940, as amended. Such registration enables the Company to provide certain individualized products and services to subscribers for whom registration as an investment adviser is required.

The Company anticipates that it will continue to develop its website during 2000, and, to the extent its resources permit, will undertake a significant marketing and advertising program to promote its brand and products. The Company will also pursue additional strategic relationships and, as appropriate, hire additional personnel, including management personnel, and purchase additional computer systems and software. In May and June, 2000, the Company signed agreements with ConSors AG, an online brokerage firm in Europe; with Interactive Investor International, a provider of investment advice for individuals; with Data Broadcasting Corporation, a financial market data provider; and with CyBerCorp, Inc., a subsidiary of the Charles Schwab Corporation that supplies electronic trading technology and brokerage services, to provide their clients with equity research on U.S. equities and links to the Company's website. Each of such agreements is for an initial period of one year and thereafter for successive periods of one year each unless terminated by the parties with the exception of the agreement with CyBerCorp, Inc. which is for a one year period unless extended by mutual agreement of the parties. The agreements provide for a sharing of any revenues derived therefrom by the Company. Because such agreements were only recently implemented, the Company has not yet realized any revenues therefrom but expects to do so in future periods. The Company believes that these and other future strategic distribution relationships will allow it to reach additional institutional and individual investors.

As discussed below, the three months and six months ended June 30, 1999 (the "1999 Periods") and June 30, 2000 (the "2000 Periods") were characterized by sales increases which were offset by expenses associated with sales commissions from subscriptions, increased personnel and, in the 2000 Periods, website design and other strategic and operational initiatives. As a result, the Company has incurred significant losses from operations. The Company expects operating losses to continue for the foreseeable future as it implements its business strategy. In addition, at June 30, 2000 the Company had a working capital deficiency of approximately $1,246,000. These factors, (among others) raise substantial doubt about the Company's ability to continue as a going concern.

As of June 30, 2000, the Company had 3,220 active subscribers. As of such date, the Company also had 1,159 registered users of the Company's products provided free on its website. The Company anticipates that some of such users will be converted into paying subscribers and, in any event, the number of users is generally a factor that advertisers take into account in determining whether to advertise on the Company's website. Subscription revenue for the three months and six months ended June 30, 2000 was $1,204,016 and $2,634,311, respectively. As of June 30, 1999, the Company had 1,787 active subscribers. Subscription revenue for the three months and six months ended June 30, 1999 was $1,084,922 and $1,742,077, respectively.

Results of Operations

Revenue for the three month and six months ended June 30, 2000 was approximately $1.2 million and $2.7 million, respectively. These amounts represented increases from the three and six months ended June 30, 1999 of 7% and 42%, respectively. Revenue for the three month and six month period ended June 30, 1999 was approximately $1.1 million and $1.9 million, respectively. Income from sales of subscriptions to the Company's products represented nearly all of the Company's revenue in both periods except for consulting income of $15,000 and $133,120 for the three months and six months ended June 30, 1999, respectively. This income primarily represented the value of stock received by the Company in exchange for consulting and advisory services. The increase in subscription revenue resulted primarily from increased sales and promotional efforts, the increased visibility of Charles Payne, the Company's chief analyst and spokesperson, and the continued general growth in U.S. households' purchasing and ownership of financial assets.

The Company realized a gain of $32,522 and $27,337 on the sale of marketable securities for the three and six months ended June 30, 1999, respectively. This compared with no realized gain or loss and a $36,118 realized gain for the three and six months ended June 30, 2000, respectively.

The Company continues to experience substantial increases in operating expenses, which have offset the increases in revenue for the three months and six months ending June 30, 2000. A substantial portion of the increase in operating expenses is attributable to stock compensation earned and charged to expense in connection with the issuance of shares of Common Stock and below fair market option grants to certain key employees and new management personnel recruited by the Company and certain outside consultants as part of the Company's expansion strategy. Total operating expenses increased from approximately $1.0 million and $1.7 million in the three and six months ended June 30, 1999 to approximately $4.1 million and $7.6 million in the three and six months ended June 30, 2000. These amounts represent increases of 293% in the three month period and 361% in the six month period. Included in operating expenses are salaries and commissions of $681,675 and $1,069,974 for the three and six months ended June 30, 1999 and $2,345,548 and $4,815,200 for the three and six months ended June 30, 2000. These amounts represent increases of 244% in the comparable three month period and 350% in the comparable six month period. Included in salaries and commissions for the three month and six month period ending June 30, 2000 are expenses of $1,107,602 and $2,578,894, respectively, related to stock compensation. In the absence of expenses related to stock compensation, salaries and commissions for the three month period June 30, 2000 would have been $1,237,946, an increase of 82% over the comparable period in 1999. For the six month period ending June 30, 2000, salaries and commission, exclusive of the expense related to stock compensation, would have been $2,236,306 an increase of 109% over the comparable period in 1999. Payroll taxes and employee benefits increased from $33,431 and $112,148 for the three and six months ended June 30, 1999 to $144,431 and $280,705 for the three and six months ended June 30, 2000.

This  represents  increases of 332% and 150% for the three and six months ending
June 30, 2000. Apart from the charge to expense represented by stock compensation, increases in salaries and commissions continued to represent a substantial portion of the overall increase in operating expenses. Such increases were attributable to retention of existing personnel as well as the engagement of additional personnel, particularly management personnel required to effect the Company's business strategy of growth and expansion. The Company also incurred increased commissions payable to sales representatives in connection with higher subscription income. The Company anticipates continuing its efforts to retain and recruit personnel and corresponding increases in expenses attributable to salaries and commissions, as well as increased commissions payable as subscription sales increases. The Company further anticipates significant additional charges to expense for stock compensation during 2000 and 2001.

During the three months and six months ended June 30, 2000, the Company incurred consulting fees of $300,889 and $600,574, respectively. Included in these fees were stock compensation earned and charged to expense to a public relations firm for the three and six months ended June 30, 2000 of $225,578 and $480,429, respectively. The balance represented consulting fees paid to various financial and other consultants. Consulting fees of $28,205 and $42,705 were incurred during the three and six months ended June 30, 1999.

Rent and occupancy costs increased from $21,927 for the three months ended June 30, 1999 to $76,046 for the three months ended June 30, 2000, a 247% increase. Rent and occupancy increased from $37,090 for the six months ended June 30, 1999 to $108,135 for the six months ended June 30, 2000, a 192% increase. These increases are attributable to the leasing of additional space required to house the increased number of employees and sales people hired or engaged by the Company. The Company moved into new office space on July 14, 2000, which is significantly larger than its previous location. Accordingly, the Company anticipates substantial increases in its rent and occupancy costs during the remainder of 2000 and in subsequent years.

The Company experienced increased costs and expenses in a number of other areas for the 2000 Periods as compared to the 1999 Periods. These increases are attributable to its expansion and the implementation of its business strategy to increase the number of its subscribers and to create its website. The significant changes are summarized as follows:


                            For the three months ended                   For the six months ended
                                 June 30,      June 30,                   June 30,        June 30,
Expense                            2000          1999    % Increase         2000            1999        % Increase
---------------            ------------------   -------  -----------    -------------   -------------    ----------


Telephone and              $    105,511    $    48,116          119%     $    187,799    $     84,060        123%
 communication costs
Travel and promotion       $    232,331    $    57,857          302%     $    372,305    $     59,184        529%
 costs
Website Development        $    172,399    $     -             Not       $    250,597    $       -           Not
 costs                                                     applicable                                     applicable
General,                   $    240,524    $   166,396           45%     $    376,787    $    241,253         56%
administrative and other
operating costs



Included in the website development costs for the three and six months ended June 30, 2000 is amortization of the Company's capitalized website development costs of $30,630 and $61,254, respectively.

The Company incurred depreciation expense for the three and six months ended June 30, 1999 of $3,402 and $4,999, respectively. This compares to depreciation expense of $63,558 and $73,559 for the three and six months ended June 30, 2000. The increase in the 2000 Periods are primarily a result of increased property and equipment purchases and capitalized leases.

The Company also incurred professional fees of $376,764 and $482,243 for the three and six months ended June 30, 2000. These expenses are primarily attributable to its expansion and becoming a reporting issuer. The Company did not incur any professional fees for the three and six months ended June 30, 1999.

The Company experienced a net loss for the three months ended June 30, 2000 of $2,830,423, or $0.17 per share as compared to a net profit for the three months ended June 30, 1999 of $25,405. The Company experienced a net loss for the six months ended June 30, 2000 of $4,967,928, or $0.29 per share as compared to a net profit for the six months ended June 30, 1999 of $177,408, or $0.02 per share. Management believes that the increase in the Company's net loss was primarily due to the stock compensation charge described above, as well as increased salaries and commissions paid to additional personnel and in respect of increased subscriptions and other increased operating expenses.

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe that inflation has had, or will have, a material effect on sales or results of operations in the three or six month periods ended June 30, 1999 or 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has financed its operations out of revenues from subscriptions for its products. In September 1999, the Company received net proceeds of $3 million from the sale of 600,000 shares of its Common Stock at $5.00 per share. These shares were issued to three accredited investors; Bamby Investments Limited, a private investment company based in the Bahamas; HK Partners LLC, a private limited liability company engaged in making real estate and securities investments that is based in Denver, Colorado; and Gerald Turner, one of the Company's directors (the "Private Placement").

Net cash used by operating activities for the six months ended June 30, 2000 was $1,067,134 compared with net cash provided by operating activities of $508,773 for the six months ended June 30, 1999. The reduction in cash provided from operations of $1,575,907 was primarily caused by an increase in operating expenses incurred in connection with the implementation of the Company's business strategy. Net cash used in investing activities for the six months ended June 30, 2000 was $455,728, compared net cash used in investing activities of $65,236 for the six months ended June 30, 1999. The increase in cash used in investing activities was primarily a result of additional purchases of property and equipment and website development costs partially offset by the proceeds from the sale of marketable securities in the 2000 Period. Net cash used in financing activities for the six months ended June 30, 2000 was $40,675 compared with net cash used in financing activities of $9,197 for the six months ended June 30, 1999. The increase in cash used in financing activities was primarily from the financing of computer equipment through capitalized leases.

The Company anticipates increased cash demands to meet such requirements as increased costs related to retention and attraction of personnel, continuing costs of development, maintenance and expansion of the Company's website, costs associated with advertising and marketing campaigns contemplated for 2000, higher rent and occupancy expenses associated with the Company's new location, costs associated with upgrading internal accounting and other operating systems, costs associated with becoming a reporting issuer and other working capital and general corporate purposes.

As of June 30, 2000, the Company was committed to spend approximately $350,000 in connection with its new facilities, of which approximately $295,000 will be reimbursed by the landlord. In addition, the Company was committed to spend approximately $700,000 in connection with the acquisition of computer equipment, office furnishings, telephone systems, media equipment and other equipment and services to support its business and website. These amounts have been provided for as of June 30, 2000 and are reflected in the accompanying financial statements in accounts payable and accrued expenses. The Company is seeking to finance most of its computer and equipment committments through leasing arrangements. In that connection, in August 2000, the Company entered into a lease agreement for approximately $200,000 of this computer equipment.

On August 18, 2000, the Company sold to an unrelated accredited investor, pursuant to Regulation S, 10 shares of the Company's Series A Convertible Preferred Stock and a warrant exercisable over a five year period to purchase 80,000 shares of the Company's Common Stock at $3.00 per share for an aggregate consideration of $1,000,000 (realizing net proceeds of $995,000 after payment of certain expenses of the investor).

The  Company  believes  that the net  proceeds  from  the  sale of the  Series A
Convertible Preferred Stock, together with the cash on hand and the cash generated by its operations will be sufficient to meet its contractual and other commitments through the end of 2000. However, to aggressively implement its business strategy and to fund its operations beyond 2000, the Company is (i) actively pursuing financing for its equipment purchases (in addition to the $200,000 in leasing arrangements discussed above) and (ii) seeking to obtain additional debt and/or equity financing. The Company is in discussions with and/or has retained several organizations to assist with respect to matters relating to the financing of the Company's business, recapitalization, mergers and acquisitions. The amount of additional funds that may be required and the timing thereof will depend on many factors that the Company is unable to predict, such as the amount of revenues generated from operations and the market acceptance of its website and existing and new products and services. However, the Company anticipates that over the next 12 months it will require at least $3 million of additional funds. Management believes that equity financing would most likely serve as the source of additional funds. Any such equity financing would be expected to result in dilution to the holders of the Company's common stock. The Company could also seek to finance such expenses through debt financing. Any debt financing obtained by the Company would be likely to include restrictive covenants limiting the Company's ability to obtain additional capital, whether through additional debt or equity financing, as well as restrictive covenants limiting the Company with respect to various operational and financial matters. In any event, there can be no assurance that additional financing, whether through sales of equity or debt or leasing will be available on terms and conditions acceptable to the Company, if available at all. If such financing is required and cannot be obtained, the Company would be required to reduce or postpone expenditures, particularly with respect to advertising and promotional campaigns and may be forced to curtail certain operations. Any such postponement would have a material adverse effect on the Company's business and results of operations and its ability to continue as a going concern.

In December 1999, the Company retained Joseph Charles & Associates, Inc. ("Joseph Charles"), to assist the Company with respect to matters relating to the financing of the Company's business, recapitalization, mergers and acquisitions. The Company paid such firm an advance of $50,000 against future fees and expense allowances. This amount has been charged to operations during the three month period ended June 30, 2000.

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

                     None

         Item 5      Other Information

                     None

         Item 6      Exhibits and Reports on Form 8-K
                     (a)        Exhibits

                     10.29  Joint-Marketing  Agreement,  dated   April 28, 2000,
                            by and between CyBerCorp,  Inc. and the Registrant +


                     10.30 Order Flow Agreement, dated April 28, 2000, by and between CyBerBroker, Inc. and the Registrant +

                     10.31  Sales  and   Marketing  Agreement,  dated  April 29,
                            2000, by and between Data Broadcasting Corporation and Wall Street Strategies, Inc. +

                     10.32 Marketing Agreement, dated as of May 30, 2000, by and between ConSors Discount-Broker A.G. and Wall Street Strategies, Inc. +

                     10.33 Data Provider Agreement, dated May 15, 2000, by and between Interactive Investor Limited and Wall Street Strategies, Inc. +

                     27.1   Financial Data Schedule

         -------------------
         + Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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



         Date August 21, 2000           By:   /s/ Charles V. Payne
                                           -----------------------
                                                  Charles V. Payne
                                                  President (and chief financial
                                                  officer)