Form 10QSB
period 2000-09-30
WALL STREET STRATEGIES CORP
filed 2000-11-20
CIK 1106759

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10-QSB


(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

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

                                  Yes  x   No
                                      ---

                    APPLICABLE ONLY TO CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 18, 2000, the registrant had 18,109,680 shares of Common Stock outstanding.

           Transmittal Small Business Disclosure Format (check one)

Yes         No   x
   --------   ---------

              WALL STREET STRATEGIES CORPORATION AND SUBSIDIARY

                       FORM 10-QSB - September 30, 2000


                    Index                                                                        Page
                                                                                                 Number
PART I              FINANCIAL INFORMATION

Item 1              Condensed Consolidated Balance Sheets at September 30, 2000                     3
                    and December 31, 1999 (unaudited for September 30, 2000 period)

                    Condensed Consolidated Statements of Operations for the                         4
                    three months ended September 30, 2000 and September 30,1999 and the nine months ended September 30, 2000 and September 30, 1999
                    (unaudited)

                    Condensed Consolidated Statement of Shareholders' Equity                        5
                    for the nine months ended September 30, 2000 (unaudited)

                    Condensed Consolidated Statements of Cash Flows for the                         6
                    nine months ended September 30, 2000 and September 30, 1999
                    (unaudited)

                    Notes to Condensed Consolidated Financial Statements                            7
                    (unaudited)

Item 2              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                      14

PART II             OTHER INFORMATION

Item 1              Legal Proceedings                                                              18
Item 2              Changes in Securities and Use of Proceeds                                      18
Item 3              Defaults Upon Senior Securities                                                18
Item 4              Submission of Matters to a Vote of Security Holders                            18
Item 5              Other Information                                                              18
Item 6              Exhibits and Reports on Form 8 - K                                             20

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                         FORM 10-QSB-SEPTEMBER 30, 2000

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                         (Unaudited)
                                                                                         September 30,       December 31,
                                                                                             2000                1999
                                                                                         -------------       ------------
 ASSETS

 CURRENT ASSETS
     Cash and cash equivalents                                                           $    682,738        $  2,506,505
     Accounts receivable                                                                       33,878              70,500
     Marketable securities, available for sale, at market value                                37,375              58,898
     Deferred commission expense                                                              338,608             255,577
     Other current assets                                                                      97,012              96,446
                                                                                         ------------        ------------

                                                   Total current assets                     1,189,611           2,987,926

 Property and equipment, net                                                                1,588,581              17,737
 Deferred website development costs, net                                                      222,263              63,584
 Restricted cash deposit                                                                      272,000             272,000
 Security deposits                                                                              2,000              46,023
 Other assets                                                                                   _                  70,640
                                                                                         ------------        ------------

                                                                                         $  3,274,455        $  3,457,910
                                                                                         ============        ============

 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
     Accounts payable and accrued expenses                                               $  1,407,894        $    259,315
     Accrued compensation                                                                     184,297             264,548
     Income taxes payable                                                                      26,688              20,457
     Deferred subscription income                                                             888,713             511,154
     Accrued pension expense                                                                        -             100,000
     Current portion of capitalized lease obligations                                         172,283                   -
     Shareholder loan payable                                                                  50,000                   -
                                                                                         ------------        ------------

                                                   Total current liabilities                2,729,875           1,155,474
                                                                                         ------------        ------------

 Capitalized lease obligations, net of current portion                                        345,785                   -
                                                                                         ------------        ------------

 COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE PREFERRED SHARES                                                     1,009,778                   -
                                                                                         ------------        ------------

 SHAREHOLDERS' EQUITY
     Common stock, $.001 par value; 50,000,000 shares authorized;
         17,609,680,  and 17,564,103 shares issued and outstanding                             17,610              17,564
     Additional paid-in capital                                                            15,112,254          13,081,092
     Accumulated deficit                                                                  (12,150,391)         (4,423,270)
     Unearned compensation                                                                 (3,674,368)         (6,250,458)
     Accumulated other comprehensive loss                                                    (116,088)           (122,492)
                                                                                         ------------        ------------

                                                   Total shareholders' equity                (810,983)          2,302,436
                                                                                         ------------        ------------

                                                                                         $  3,274,455        $  3,457,910
                                                                                         ============        ============



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                         FORM 10-QSB-SEPTEMBER 30, 2000

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three months ended                     Nine months ended
                                                           September 30,                          September 30,
                                                --------------------------------        --------------------------------
                                                     2000               1999                 2000                1999
                                                ------------        ------------        ------------        ------------
REVENUE
      Subscription income, net                  $  1,247,042        $  1,075,469        $  3,881,353        $  2,817,546
      Consulting income                                    -                   -                   -             133,120
      Interest and dividends                           8,426               1,602              36,681               3,919
      Realized gain (loss) on sale of
        marketable securities                              -             (59,131)             36,118             (31,794)
                                                ------------        ------------        ------------        ------------
                                                   1,255,468           1,017,940           3,954,152           2,922,791
                                                ------------        ------------        ------------        ------------

COSTS AND EXPENSES
      Salaries and commissions                     2,607,583           2,973,505           7,422,782           4,043,479
      Other operating expenses                       568,182             149,904           1,505,073             534,401
      Consulting fees                                102,253                   -             702,827              42,705
      Payroll taxes and employee benefits            107,421              33,167             388,125             145,315
      Professional fees                              362,766                   -             845,009                   -
      Website development costs                       65,431                   -             316,028                   -
      Depreciation and amortization                  106,497               4,981             241,310               9,980
      Rent and occupancy                              76,406              22,305             184,541              59,395
                                                ------------        ------------        ------------        ------------
                                                   3,996,539           3,183,862          11,605,695           4,835,275
                                                ------------        ------------        ------------        ------------


LOSS BEFORE PROVISION FOR INCOME TAXES            (2,741,071)         (2,165,922)         (7,651,543)         (1,912,484)

Provision for income taxes                             8,345             131,570              65,800             207,600
                                                ------------        ------------        ------------        ------------

NET LOSS                                        $ (2,749,416)       $ (2,297,492)       $ (7,717,343)       $ (2,120,084)
                                                ============        ============        ============        ============

Basic and diluted net loss per share            $      (0.16)       $      (0.24)       $      (0.45)       $      (0.22)
                                                ============        ============        ============        ============
Weighted average common shares
      outstanding                                 17,370,063           9,455,899          17,182,627           9,639,387
                                                ============        ============        ============        ============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              WALL STREET STRATEGIES CORPORATION AND SUBSIDIARY

                         FORM 10-QSB-SEPTEMBER 30, 2000

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)








                                                             COMMON STOCK                  ADDITIONAL
                                                    ------------------------------           PAID-IN           ACCUMULATED
                                                       SHARES             AMOUNT             CAPITAL             DEFICIT
                                                    ----------        ------------        ------------        -------------

 BALANCE, JANUARY 1, 2000                           17,564,103              17,564          13,081,092          (4,423,270)

Issuance of common stock and options for services      117,500                 118           3,980,312


Amortization of stock compensation                           -                   -                    -                  -


Forefeited shares of common stock                      (71,923)                (72)           (417,801)                  -


Forefeited stock options                                     -                   -          (1,531,349)                  -


Marketable securities valuation adjustment                   -                   -                   -                   -


Preferred stock dividend                                     -                   -                   -               (9,778)


Net loss,nine months ended September 30, 2000                -                   -                   -           (7,717,343)
                                                    ----------        ------------        ------------        -------------

     Total comprehensive loss

 BALANCE, SEPTEMBER 30, 2000 (UNAUDITED)            17,609,680        $     17,610        $ 15,112,254        $ (12,150,391)
                                                    ----------        ------------        ------------        -------------


                                                                               ACCUMULATED
                                                                                  OTHER               TOTAL
                                                             UNEARNED         COMPREHENSIVE       SHAREHOLDERS'     COMPREHENSIVE
                                                          COMPENSATION            LOSS               EQUITY             LOSS
                                                          -------------       -------------       ------------      --------------

 BALANCE, JANUARY 1, 2000                                   (6,250,458)           (122,492)          2,302,436

Issuance of common stock and options for services           (3,980,430)                  -                   -


Amortization of stock compensation                           4,732,630                   -           4,732,630


Forefeited shares of common stock                              417,873                   -                   -


Forefeited stock options                                     1,406,017                   -            (125,332)


Marketable securities valuation adjustment                           -               6,404               6,404        $      6,404


Preferred stock dividend                                             -                   -              (9,778)


Net loss,nine months ended September 30, 2000                        -                   -          (7,717,343)         (7,717,343)
                                                         -------------       -------------        ------------        ------------
     Total comprehensive loss                                                                                         $ (7,710,939)
                                                                                                                      ------------
 BALANCE, SEPTEMBER 30, 2000 (UNAUDITED)                 $  (3,674,368)      $    (116,088)       $   (810,983)
                                                         --------------      --------------       ------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                        FORM 10-QSB - SEPTEMBER 30, 2000

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                           NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                  --------------------------------
                                                                       2000               1999
                                                                  -------------       ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES

     NET LOSS                                                      $(7,717,343)       $(2,120,084)

     ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO NET
     CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
        Depreciation and amortization                                  241,310              9,980
        Realized (gain) loss on sale of marketable securities          (36,118)           (31,794)
        Stock compensation                                           4,607,298          2,380,424
        Deferred rent                                                    2,535                  -

     CHANGES IN OPERATING ASSETS AND LIABILITIES
         Accounts receivable                                            36,622             13,400
         Deferred commission expense                                   (83,031)            15,124
         Security deposits                                              44,023                  -
         Other assets                                                   70,074            (17,587)
         Accounts payable and accrued expenses                         679,580            165,414
         Accrued compensation                                          (80,251)                 -
         Income taxes payable                                            6,231            (25,600)
         Deferred subscription income                                  377,559             49,006
         Accrued pension expense                                      (100,000)                 -
                                                                   -----------        -----------

            Net cash (used in) provided by operating activities     (1,951,511)           438,283
                                                                   -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                              (751,654)           (86,925)
      Deferred website development costs paid                         (187,577)                 -
      Proceeds from the sale of marketable securities                   64,045             44,803
      Cash paid for purchase of marketable securities                        -            (76,939)
      Cash received (paid) shareholder loans                            50,000            (36,030)
                                                                   -----------        -----------
         Net cash used in investing activities                        (825,186)          (155,091)
                                                                   -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of preferred stock                      1,000,000                  -
      Proceeds from issuance of common stock                                 -          3,003,145
      Cash acquired in reverse acquisition                                   -             13,350
      Repayment of capitalized lease obligations                       (47,070)                 -
                                                                   -----------        -----------

         Net cash provided by financing activities                     952,930          3,016,495
                                                                   -----------        -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (1,823,767)         3,299,687

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       2,506,505             96,685
                                                                   -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   682,738        $ 3,396,372
                                                                   ===========        ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Interest paid                                                $     9,048       $          -
                                                                   ===========        ===========
      Income taxes paid                                            $    51,641        $     8,594
                                                                   ===========        ===========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              WALL STREET STRATEGIES CORPORATION AND SUBSIDIARY

                                 FORM 10-QSB

                   For the Quarter Ended September 30, 2000

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1        Basis of presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for a complete set of financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or future periods. These financial statements should be read in conjunction with the December 31, 1999 financial statements and notes thereto included in the Company's Form 10-KSB/A filed with the Securities and Exchange Commission. The accounting policies used in the preparation of these condensed consolidated financial statements are consistent with those described in the December 31, 1999 consolidated financial statements.

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

         In connection with, and in contemplation of this transaction, on July 30, 1999, the Company sold 1,258,205 shares of common stock for $.0025 per share to certain key employees of WSSI, and to two other individuals who entered into employment agreements with the Company. The two other individuals employment contracts were terminated in September, 2000, and are explained more fully in Note 6.

         The remaining key employee shares are in escrow subject to repurchase by the Company over vesting periods, which end September 30, 2001, at the same purchase price of $.0025 if the individuals' employment is terminated other than by reason of death or disability. As of September 30, 2000, an aggregate of 186,356 shares remain in escrow. Additionally, on September 23, 1999, the Company completed the sale of 600,000 shares of common stock at $5.00 per share in a private placement to certain accredited investors.

         Manditorily Redeemable Preferred Stock

         On August 18, 2000 the Company sold to an unrelated, accredited investor, pursuant to Regulation S, 10 shares of the Company's Series A Convertible Preferred Stock and a warrant exercisable over a five year period to purchase 80,000 shares of the Company's common stock at an exercise price of $3.00 per share for an aggregate consideration of $1,000,000, realizing net proceeds of $995,000 after payment of certain expenses of such investor (but before expenses related to the preparation of the Registration Statement, as defined below). Each share of Series A Convertible Preferred Stock has a stated value of $100,000, is entitled to receive a dividend equal to 8% of the stated value on a cumulative basis payable in cash or shares of the Company's common stock at the option of the purchaser, is convertible into shares of the Company's common stock based on the lower of (a) $2.25 and (b) 80% of the average of the three lowest closing bid prices in the 20 trading days immediately preceding the conversion date, and, to the extent not converted, must be redeemed three years from the date of issuance at the Company's option in cash or in shares of the Company's common stock. In connection with this transaction, on October 16, 2000, the Company filed a registration statement (the "Registration Statement") with the Securities and Exchange Commission relating to the resale of the shares of common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the warrant. Commencing with the effective date of the Registration Statement, the Company has the right to redeem the shares of Series A Convertible Preferred Stock then outstanding upon 10 days notice and payment to the purchaser of an amount equal to 125% of the stated value.

         In connection with the sale of the Series A Convertible Preferred Stock, the Company issued to the placement agent 100,000 shares of the Company's common stock and a warrant exercisable over a five year period to purchase 150,000 shares of the Company's common stock at $3.00 per share. The shares issued to the placement agent and the shares issuable upon exercise of the warrant issued to the placement agent are also included in the Registration Statement.


         Business

         The Company, through its subsidiary (WSSI), provides investment research and related information services for individual and institutional investors and financial professionals. WSSI, which was founded in 1991, delivers its products and services, including financial and market information, analysis, advice and commentary, to subscribers through a variety of media including telephone, facsimile, e-mail, audio recordings, newsletters, the Internet, wireless devices and traditional mail.

         Going concern

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant losses from operations and has generated insufficient operating revenue to fund its expenses. In addition, at September 30, 2000 the Company had a working capital deficiency of approximately $1,540,000. These factors (among others) raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that its cash on hand and the cash generated by its operations will be sufficient to fund operations only through the end of 2000. The ability of the Company to continue its operations beyond such date is contingent upon its obtaining additional debt and/or equity capital prior thereto.

         On October 12, 2000, the Company signed an agreement that provides for the sale to an unaffiliated, accredited investor of 10,000,000 shares of common stock and warrants to purchase 5,000,000 shares of common stock as follows: two year warrants to purchase 2,000,000 shares at $3.00 per share; three year warrants to purchase 2,000,000 shares at $4.00 per share; and four year warrants to purchase 1,000,000 shares at $5.00 per share.

         The total purchase price for these securities is $8,750,000. The agreement grants the investor the right to nominate a majority of the members of the Company's board of directors. The Company has agreed to register the securities to be purchased by the investor. Under the terms of the agreement, as subsequently modified, the transaction must be completed by November 24, 2000. In connection with this transaction, the Company also agreed to pay the placement agent for the transaction, out of the proceeds from the private placement, a fee of $1,050,000 (of which $50,000 has been paid as a non-refundable retainer) and grant it five year warrants to purchase 4,000,000 shares of common stock at prices ranging from $1.00 to $4.00. The Company believes that the net proceeds from this transaction (estimated to be approximately $7,650,000), together with the cash generated from operations, will enable it to fund its operations for at least the next twelve months. There can be no assurance, however, that this transaction will be completed on the agreed terms or otherwise.

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

3        Marketable securities, available for sale

         Marketable securities, available for sale, consists of the following at September 30, 2000:

                                                                                        Unrealized         Market
                                                                         Cost              loss             value
                                                                   ---------------   --------------   ---------------
                   U.S. equity securities                          $       153,463   $     (116,088)  $        37,375
                                                                   ===============   ===============  ===============


4        Property and equipment, net

         Property and equipment consists of the following at September 30, 2000:

                                                                  Estimated useful life
                                                          ---------------------------------

          Computer equipment                                           3 years                $        915,828
          Furniture and fixtures and Office Equip.                     5 years                         468,909
          Media equipment                                              7 years                         152,825
          Leasehold improvements                             10 years or the term of the
                                                             lease, whichever is shorter               262,247
                                                                                              ----------------
                                                                                                     1,799,809
          Less accumulated depreciation
            and amortization                                                                          (211,228)
                                                                                              ----------------

                                                                                              $      1,588,581
                                                                                              ================


         Computer equipment of approximately $565,000 has been recorded under capitalized leases as of September 30, 2000. Depreciation expense on the assets recorded under capitalized leases was approximately $63,000 for the nine months ended September 30, 2000.

         Leasehold improvements have been recorded net of approximately $295,000 that the Landlord agreed at the inception of the lease to reimburse the Company for improvements to the leased premises. The remaining amount due from the landlord at September 30, 2000 is approximately $75,000 and has been included in other current assets in the accompanying September 30, 2000 condensed consolidated balance sheet.

5        Retirement plans

         In January 1996, WSSI adopted a Profit Sharing Plan on behalf of its employees whereby contributions to the plan are made at the discretion of management and no contributions are made by employees. In January 2000, the Profit Sharing Plan was amended to add a salary deferral feature under Section 401(k) of the Internal Revenue Code of 1986, as amended. Under such feature, an employee may elect to have part of his or her compensation contributed on a before-tax basis to the Plan. Such salary-deferred contributions are 100% vested at all times. Management has not provided for any contributions to the Plan for the nine months ended September 30, 2000.

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

         Employment agreements

         The Company has entered into employment agreements with certain of its key employees as follows:

         - On September 23, 1999, the Company entered into a three year agreement with the Company's President and largest shareholder who was formerly the sole shareholder of WSSI prior to the acquisition by the Company. The agreement provides for a base salary of $250,000 per annum with annual bonuses of up to $250,000 dependent upon specified revenue targets. The agreement may be terminated by mutual consent or by the Company for cause. For the nine months ended September 30, 2000 the Company has recorded bonus compensation of $187,500 in accordance with the terms of this agreement.

         - On March 20, 2000, the Company's subsidiary, WSSI, entered into a three year employment agreement with its Chief Internet Officer, which provides for a base compensation of $175,000 and an annual incentive bonus of up to 50% of base salary based upon the achievement of specified performance goals. In addition, the executive received options to acquire 200,000 shares of the Company's common stock at an exercise price of $7.50 per share. The options vest over a two-year period and are exercisable over five years. The intrinsic value of these options was measured using the share price of $17.50 on March 20, 2000 and was accounted for as compensatory options that gave rise to unearned compensation in the amount of $2,000,000 at March 20, 2000. The compensation is being earned and charged to expense ratably over the two-year vesting period of the options and $530,137 has been charged to operations for the nine months ended September 30, 2000.

         - On April 7, 2000, the Company entered into an employment agreement with its Chief Operating Officer. The agreement has a term of three years at an annual base salary of $175,000, subject to annual review by the Board of Directors for possible increase. The agreement also provides for an annual incentive bonus of up to 50% of base salary. In addition, in accordance with the terms of the employment agreement, on April 7, 2000, the Company granted to the executive a stock option to purchase 500,000 shares of the Company's common stock at an exercise price of $7.50 per share. The option is exercisable over five years and vests with respect to 125,000 shares on December 6, 2000, with respect to an additional 125,000 shares on March 6, 2001, and with respect to the remaining shares in equal quarterly increments of 62,500 shares each over the following year. The intrinsic value of these options was measured by using a share price of $10.50 on April 7, 2000 and was accounted for as compensatory options that gave rise to unearned compensation in the amount of $1,500,000 at April 7, 2000. The compensation is being earned and charged to expense ratably over the vesting period of the option. For the nine months ended September 30, 2000, $378,224 has been charged to operations. On October 17, 2000, the Company entered into an agreement with its Chief Operating Officer to cancel the option to purchase 500,000 shares of common stock that had been issued to the executive on April 7, 2000. At the same time, the Chief Operating Officer purchased 500,000 shares of the Company's common stock at $0.0025 per share, all of which were deposited into escrow. These shares will be released as follows: 250,000 shares on December 6, 2000 and 50,000 shares on each of March 6, 2001, June 6, 2001, September 6, 2001, December 6, 2001 and March 6, 2002.
                                      11

         Terminated Employment Agreements

         The Executive Vice President and the Company agreed to terminate that person's employment agreement, effective as of September 22, 2000. Under the terms of the agreement, the Company agreed to make five monthly severance payments of $10,416 each, commencing in October 2000. The Company further forgave the outstanding balance of $8,368 in connection with a loan. Also, under the terms of the termination agreement, the subscription rights agreement that provided for the issuance of 526,923 shares of the Company's common stock at the inception of the employment contract was modified and amended. Of these shares, 455,000 were deemed to have vested immediately. The balance of 71,923 shares were forfeited. In addition, under the terms of the agreement, an option to purchase 100,000 shares of common stock is deemed to have vested immediately. The balance of the original option to purchase 351,282 granted at the time of commencement of employment is deemed to have expired. The impact on the stockholders equity section from the amended and modified subscription rights agreement and the options agreement have been recorded as of September 30, 2000.

         The Chief Strategy Officer and the Company agreed to terminate that person's employment, effective as of September 30, 2000. Under the terms of the agreement, no severance or any other compensation is payable to the executive on account of the termination of his employment. In addition, under the terms of the agreement, an option to purchase 116,000 shares of common stock is deemed to have vested immediately. The balance of the original option to purchase 526,923 is deemed to have expired. The modifications to the option agreement have been recorded in the stockholders equity section and included in the financial statements as of September 30, 2000.


         Consulting agreements

         On February 9, 2000, the Company issued to Continental Capital Equity Corporation ("CCEC"), a sophisticated investor, 30,000 shares of common stock as compensation for services to be rendered by CCEC to the Company pursuant to a Market Access Program Marketing Agreement dated January 26, 2000. The Company also issued to CCEC an option to purchase an additional 100,000 shares of common stock at prices ranging from $10.00 to $16.00 per share. The common stock issuance and option grant were measured using the share price of $14.00 on January 26, 2000, and was accounted for as unearned compensation in the amounts of $420,000 and $870,000, respectively. On June 13, 2000, the Company and CCEC terminated the Market Access Program Marketing Agreement. CCEC returned 12,500 shares of common stock and the Company terminated all options except the option to acquire 25,000 shares of common stock at $10.00 per share. As a result, approximately $480,000 has been charged to operations for the nine months ended September 30, 2000.

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

7        Subsequent Event


         On October 17, 2000, the Company granted an option to purchase 150,000 shares of its common stock to its newly hired Chief Financial Officer. The exercise price for the option was the fair market value on the date of the grant, $1.875 per share. The option vests with respect to 75,000 shares of common stock on October 17, 2001. The balance will vest in equal quarterly increments with respect to 18,750 shares each through October 17, 2002. Any unexercised options expire on the fifth anniversary of the grant date.

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

During 1999, the Company adopted a business strategy designed to increase the total number of its subscribers, including significant numbers of individual investors, and to increase and diversify its sources of revenue. To those ends, the Company has announced a number of initiatives, including the creation, launch and marketing of its website and the establishment of strategic distribution relationships through which the Company will reach both institutional and individual investors. In particular, the Company expects to use the website to build brand awareness and attract paying subscribers for its products.

In connection with the execution of its business strategy, the Company has engaged various service providers including website designers and providers of content for its website, purchased computer systems and software, and hired additional management, sales, operational and administrative personnel. In addition, in May 2000, the Company's subsidiary, Wall Street Strategies, Inc., became a registered investment adviser under the Investment Advisers Act of 1940, as amended. Such registration enables the Company to provide certain individualized products and services to subscribers for whom registration as an investment adviser is required.

The Company anticipates that it will continue to develop its website during 2000 and 2001, and, to the extent its resources permit, will undertake a significant marketing and advertising program to promote its brand and products. The Company will also pursue additional strategic relationships and, as appropriate, hire additional personnel, including management personnel, and purchase additional computer systems and software. In May and June, 2000, the Company signed agreements with ConSors AG, an online brokerage firm in Europe; with Interactive Investor International, a provider of investment advice for individuals; with Data Broadcasting Corporation, a financial market data provider; and with CyBerCorp, Inc., a subsidiary of the Charles Schwab Corporation that supplies electronic trading technology and brokerage services, to provide their clients with equity research on U.S. equities and links to the Company's website. Each of such agreements is for an initial period of one year and thereafter for successive periods of one year each unless terminated by the parties with the exception of the agreement with CyBerCorp, Inc. which is for a one year period unless extended by mutual agreement of the parties. In August 2000 the Company entered into an agreement with Multex.com to provide Wall Street Strategies proprietary research across various Multex.com distribution platforms. The Citation Group a division of Merrill Lynch, entered into an agreement with the Company in August 2000 to make available to their customers Wall Street Strategies equity analysis and investment services delivered via fax, web, wireless devices and e-mail. The aforementioned agreements and strategic relationships provide for various revenue sharing arrangements between the Company and its partners. Because such agreements were only recently implemented, the Company has not yet realized any significant revenues therefrom but expects to do so in future periods. The Company believes that these and other future strategic distribution relationships will allow it to reach additional institutional and individual investors.

As discussed below, the three months and nine months ended September 30, 1999 (the "1999 Periods") and September 30, 2000 (the "2000 Periods") were characterized by sales increases which were offset by expenses associated with sales commissions from subscriptions, increased personnel and, in the 2000 Periods, website design and other strategic and operational initiatives. As a result, the Company has incurred significant losses from operations. The Company expects operating losses to continue for the foreseeable future as it implements its business strategy. In addition, at September 30, 2000 the Company had a working capital deficiency of approximately $1,540,000. These factors, (among others) raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that its cash on hand and the cash generated by its operations will be sufficient to fund operations only through the end of 2000. The ability of the Company to operate as a going concern beyond such date is contingent upon its obtaining additional debt and/or equity capital prior thereto. See discussion of Liquidity and Capital Resources below.

 As of September 30, 2000, the Company had approximately 3,500 active subscribers. As of such date, the Company also had approximately 8,000 registered users of the Company's products provided free on its website. The Company anticipates that some of such users will be converted into paying subscribers and, in any event, the number of users is generally a factor that advertisers take into account in determining whether to advertise on the Company's website. Subscription revenue for the three months and nine months ended September 30, 2000 was $1,247,042 and $3,881,353, respectively. Subscription revenue for the three months and nine months ended September 30, 1999 was $1,075,469 and $2,817,546, respectively.

Results of Operations

Revenue for the three month and nine months ended September 30, 2000 was approximately $1.3 million and $4.0 million, respectively. These amounts represented increases from the three and nine months ended September 30, 1999 of 21% and 35%, respectively. Revenue for the three month and nine month period ended September 30, 1999 was approximately $1.0 million and $2.9 million, respectively. Income from sales of subscriptions to the Company's products represented nearly all of the Company's revenue in both periods except for consulting income of $133,120 for the nine months ended September 30, 1999. This income primarily represented the value of stock received by the Company in exchange for consulting and advisory services. The increase in subscription revenue resulted primarily from increased sales and promotional efforts, the increased visibility of Charles Payne, the Company's chief analyst and spokesperson, and the continued general growth in U.S. households' purchasing and ownership of financial assets.

The Company realized a loss of $59,131 and $31,794 on the sale of marketable securities for the three months and nine months ended September 30, 1999, respectively. This compared with no realized gain or loss and a $36,118 realized gain for the three and nine months ended September 30, 2000, respectively.

The Company continues to experience substantial increases in operating expenses, which have offset the increases in revenue for the three months and nine months ending September 30, 2000. A substantial portion of the increase in operating expenses is attributable to stock compensation earned and charged to expense in connection with the issuance of shares of Common Stock and below fair market option grants to certain key employees and new management personnel recruited by the Company and certain outside consultants as part of the Company's expansion strategy. Total operating expenses increased from approximately $3.2 million and $4.8 million in the three and nine months ended September 30, 1999 to approximately $4.0 million and $11.6 million in the three and nine months ended September 30, 2000. These amounts represent increases of 25% in the three month period and 142% in the nine month period. Included in operating expenses are salaries and commissions of $2,973,505 and $4,043,479 for the three and nine months ended September 30, 1999 and $2,607,583 and $7,422,782 for the three and nine months ended September 30, 2000. These amounts represent a decease of 12% and an increase of 84% in the comparable three month and nine month period. Included in salaries and commissions for the three month and nine month period ending September 30, 1999 are expenses of $2,380,424 related to stock compensation. Stock compensation included in salaries and commissions for the three month and nine month periods ending September 30, 2000 are $1,547,974 and $4,126,868, respectively. Excluding stock compensation, salaries and commissions for the three months and nine months ended September 30, 1999 was $593,081 and $1,663,325 respectively. Excluding stock compensation, salaries and commissions for the three months and nine months ending September 30, 2000 was $1,059,609 and $3,295,914, respectively. Payroll taxes and employee benefits increased from $33,167 and $145,315 for the three and nine months ended September 30, 1999 to $107,421 and

$388,125 for the three and nine months ended September 30, 2000. This represents increases of 224% and 167% for the three and nine months ending September 30, 2000. Apart from the charge to expense represented by stock compensation, increases in salaries and commissions continued to represent a substantial portion of the overall increase in operating expenses. Such increases were attributable to retention of existing personnel as well as the engagement of additional personnel, particularly management personnel required to effect the Company's business strategy of growth and expansion. The Company also incurred increased commissions payable to sales representatives in connection with higher subscription income. The Company anticipates continuing its efforts to retain and recruit personnel and corresponding increases in expenses attributable to salaries and commissions, as well as increased commissions payable as subscription sales increases. The Company further anticipates significant additional charges to expense for stock compensation during 2000 and 2001.

During the three months and nine months ended September 30, 2000, the Company incurred consulting fees of $102,253 and $702,827, respectively. Included in these fees were stock compensation earned and charged to expense for compensation paid to a public relations firm. The stock compensation portion of the consulting fees recorded for the three months ended September 30, 2000 and the nine months ended September 30, 2000 are $0 and $480,430, respectively. The balance represented consulting fees paid to various financial and other consultants. Consulting fees of $0 and $42,705 were incurred during the three and nine months ended September 30, 1999.

Rent and occupancy costs increased from $22,305 for the three months ended September 30, 1999 to $76,406 for the three months ended September 30, 2000, a 243% increase. Rent and occupancy increased from $59,395 for the nine months ended September 30, 1999 to $184,541 for the nine months ended September 30, 2000, a 211% increase. These increases are attributable to the leasing of additional space required to house the increased number of employees and sales people hired or engaged by the Company. The Company moved into new office space on July 14, 2000, which is significantly larger than its previous location. Accordingly, the Company anticipates substantial increases in its rent and occupancy costs during the remainder of 2000 and in subsequent years.

The Company experienced increased costs and expenses in a number of other areas for the 2000 Periods as compared to the 1999 Periods. These increases are attributable to its expansion and the implementation of its business strategy to increase the number of its subscribers and to create its website. The significant changes are summarized as follows:

                           For the three months ended                      For the nine months ended
                           September      September                      September      September
Expense                    30, 2000       30, 1999         % Increase    30, 2000       30, 1999          % Increase
---------------            -------        -------          ----------    -------        -------            ----------
Telephone and              $     44,882   $     39,372           14%     $    244,323    $    123,432            98%
 communication costs
Travel and promotion       $    326,965   $     39,267          733%     $    693,907    $     98,451           605%
 costs
Website Development        $    102,926   $      -             Not       $    417,777    $     -              Not
 costs                                                     applicable                                      applicable
General,                   $    196,035   $    113,970           72%     $    566,843    $    355,223            60%
administrative and other
operating costs




Included in the website development costs for the three and nine months ended September 30, 2000 is amortization of the Company's capitalized website development costs of $37,495 and $101,749, respectively.

The Company incurred depreciation expense for the three and nine months ended September 30, 1999 of $4,981 and $9,980, respectively. This compares to depreciation expense of $69,002 and $139,561 for the three and nine months ended September 30, 2000. The increase in the 2000 Periods are primarily a result of increased property and equipment purchases and capitalized leases.

The Company also incurred professional fees of $362,766 and $845,009 for the three and nine months ended September 30, 2000. These expenses are primarily attributable to its expansion and becoming a reporting issuer. The Company did not incur any professional fees for the three and nine months ended September 30, 1999.

The Company experienced a net loss for the three months ended September 30, 2000 of $2,749,416, or $0.16 per share as compared to a net loss for the three months ended September 30, 1999 of $2,297,492 or $0.24 per share.
The Company experienced a net loss for the nine months ended September 30, 2000 of $7,717,343, or $0.45 per share as compared to a net loss for the nine months ended September 30, 1999 of $2,120,084, or $0.22 per share. Management believes that the increase in the Company's net loss was primarily due to the stock compensation charge described above, as well as increased salaries and commissions paid to additional personnel and in respect of increased subscriptions and other increased operating expenses.

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe that inflation has had, or will have, a material effect on its sales or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the nine months ended September 30, 2000 was $1,951,511, compared with net cash provided by operating activities of $438,283 for the nine months ended September 30, 1999. The reduction in cash provided from operations of $2,389,794 was primarily caused by an increase in operating expenses incurred in connection with the implementation of the Company's business strategy. Net cash used in investing activities for the nine months ended September 30, 2000 was $825,186 compared with net cash used in investing activities of $155,091 for the nine months ended September 30, 1999. The increase in cash used in investing activities was primarily a result of additional purchases of property and equipment and website development costs partially offset by the proceeds from the sale of marketable securities and a shareholder loan in the 2000 Period. Net cash provided by financing activities for the nine months ended September 30, 2000 was $952,930 compared with net cash provided by financing activities of $3,016,495 for the nine months ended September 30, 1999. The cash provided from financing activities in the 2000 period was primarily from the preferred stock private placement offset partially from the repayment of capital lease obligations. The cash provided from financing activities in the 1999 period was provided primarily by the issuance of the Company's common stock.

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

The Company has raised a total of $4,000,000 cumulatively through two separate private placements. Prior to July 1999 the Company relied on operating revenues to provide its capitalization. To provide the capital necessary to finance the Company's goals of growing its customer subscriber base, establishing a branded web presence, and positioning itself to participate in strategic alliances, capitalization initiatives beyond its historic capital source were necessary to provide the financing platform. The first of two separate financings that have provided approximately $4 million in total capitalization commenced in September 1999. The Company received net proceeds of $3 million from the sale of 600,000 shares of its Common Stock at $5.00 per share. These shares were issued to three accredited investors; Bamby Investments Limited, a private investment company based in the Bahamas; HK Partners LLC, a private limited liability company engaged in making real estate and securities investments that is based in Denver, Colorado; and Gerald Turner, one of the Company's directors.

On August 18, 2000, the Company sold to an unrelated accredited investor, pursuant to Regulation S, 10 shares of Series A Convertible Preferred Stock and a warrant exercisable over a five year period to purchase 80,000 shares of common stock at $3.00 per share for an aggregate consideration of $1,000,000 (realizing net proceeds of $995,000 after payment of certain expenses of the investor, but not including the expenses in connection with the preparation of the registration statement registering the shares issuable upon conversion of the Preferred Stock and exercise of the warrants).

GOING CONCERN

The Company has incurred significant losses from operations and has generated insufficient operating revenue to fund its expenses. In addition, at September 30, 2000, the Company had a working capital deficiency of approximately $1,540,000. These factors (among others) raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that its cash on hand and the cash generated by its operations will be sufficient to fund operations only through the end of 2000. The ability of the Company to operate beyond such date is contingent upon its obtaining additional debt and/or equity capital prior to such date.

On October 12, 2000, the Company signed an agreement that provides for the sale to Harold Gates of 10,000,000 shares of common stock and warrants to purchase 5,000,000 shares of common stock as follows: two year warrants to purchase 2,000,000 shares at $3.00 per share; three year warrants to purchase 2,000,000 shares at $4.00 per share; and four year warrants to purchase 1,000,000 shares at $5.00 per share.

The total purchase price for these securities is $8,750,000. The agreement grants Mr. Gates the right to nominate a majority of the members of the Company's board of directors. The Company has agreed to register the securities to be purchased. Under the terms of the agreement, as subsequently modified, the transaction must be completed by November 24, 2000. In connection with this transaction, the Company also agreed to pay the placement agent for the transaction, out of the proceeds from the private placement, a placement agent fee of $1,050,000 and grant it five year warrants to purchase 4,000,000 shares of common stock at prices ranging from $1.00 to $4.00. The Company believes that the net proceeds from this transaction (estimated to be approximately $7,650,000), together with the cash generated from operations will enable it to fund its operations at least for the next twelve months. There can be no assurance, however, that this transaction will be completed on the agreed terms or otherwise.

The Company is in discussions with and/or has retained several organizations to assist with respect to matters relating to the financing of the Company's business, recapitalization, mergers and acquisitions. The amount of additional funds that may be required and the timing thereof will depend on many factors that the Company is unable to predict, such as the amount of revenues generated from operations and the market acceptance of its website and existing and new products and services. However, the Company anticipates that any equity financing would be expected to result in dilution to the holders of the Company's common stock. The Company could also seek to finance such expenses through debt financing. Any debt financing obtained by the Company would be likely to include restrictive covenants limiting the Company's ability to obtain additional capital, whether through additional debt or equity financing, as well as restrictive covenants limiting the Company with respect to various operational and financial matters. In any event, there can be no assurance that additional financing, whether through sales of equity or debt or leasing will be available on terms and conditions acceptable to the Company, if available at all. If such financing is required and cannot be obtained, the Company would be required to reduce or postpone expenditures, particularly with respect to advertising and promotional campaigns and may be forced to curtail certain operations. Any such postponement would have a material adverse effect on the Company's business and results of operations and its ability to continue as a going concern.

YEAR 2000 ISSUES

To date, the Company has not experienced, and does not anticipate experiencing, any problems due to year 2000 related issues.

FORWARD LOOKING STATEMENTS

         This Form 10-QSB and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management.

         When used in the filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" and similar expressions as they relate to the Company or the Company's management identify forward looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions relating to the Company's operations and results of operations and any businesses that may be acquired by the Company. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, intended or planned.

                       WALL STREET STRATEGIES CORPORATION


                                     PART II
                                OTHER INFORMATION

 Item 1       Legal Proceedings

              None

 Item 2       Changes in Securities and Use of Proceeds

 On August 18, 2000, Registrant sold to CALP II Limited Partnership ten shares of Series A Convertible Preferred Stock and a warrant exercisable over a five year period to purchase 80,000 shares of common stock at $3.00 per share. In connection with this transaction, Registrant also issued 100,000 shares of common stock and warrants to purchase 150,000 shares of common stock to the placement agent for the transaction. These issuances were exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended.

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



 Date November 20, 2000                   By: /s/ Charles V. Payne
                                              --------------------
                                          Charles V. Payne
                                          President and Chief Executive Officer

                                          By: /s/ Ian Bress
                                              --------------------
                                          Ian Bress
                                          Chief Financial Officer