Form 10-K
period 2000-12-31
WALL STREET STRATEGIES CORP
filed 2001-04-10
CIK 1106759

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

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

                                    Yes X   No
                                        -

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of March 30, 2001, the registrant had 18,109,680 shares of Common Stock outstanding.

            Transmittal Small Business Disclosure Format (check one)

Yes ______  No  ___X___

                                TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                                 ----
Item 1.   Description of Business .........................................................................       1-8
Item 2.   Description of Property..........................................................................         8
Item 3.   Legal Proceedings ...............................................................................         8
Item 4.   Market for Common Equity and Related Stockholder Matters.........................................         9
Item 5.   Management's Discussion and Analysis Of Financial Condition And Results Of Operations............      9-14
Item 6.   Financial Statements.............................................................................    F1-F19
Item 7.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............        15
Item 8.   Directors, Executive Officers, Promoters and Control Persons.....................................     15-17
Item 9.   Executive Compensation...........................................................................     17-19
Item 10.  Security Ownership of Certain Beneficial Owners and Management...................................     19-21

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This Annual Report  includes  forward-looking  statements  within the meaning of
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," estimate," "consider," or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and stockholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

HISTORY

We are a Nevada corporation formed under the name Vacation Emporium Corporation on April 2, 1999, and the surviving entity in a merger with our then corporate parent, The Vacation Emporium International, Inc., a Colorado corporation formed under the name Rising Sun Capital, Ltd., which we herein refer to as VEI-Colorado, on May 12, 1988. The background to the merger and related transactions is as follows:

VEI-Colorado commenced commercial operations on June 12, 1998, when, through a wholly owned subsidiary, Vacation Emporium Marketing, Inc., a Colorado corporation formed in April 1998, which we herein refer to as VEM, it acquired all of the membership interests of The Vacation Emporium LLC, a Colorado limited liability company, which we herein refer to as VECO, and The Vacation Emporium Tennessee, LLC, a Tennessee limited liability company, which we herein refer to as VET. The acquisition was effected by means of a merger of VECO and VET with and into VEM, as a result of which all of the assets, liabilities and operations of VECO and VET were acquired by VEM and the separate existence of VECO and VET ceased. Thereafter, VEI-Colorado, through VEM, engaged in the business of marketing and selling vacation ownership interests, commonly known as timeshares, at resort properties in Hawaii and elsewhere in the United States.

In connection with this merger, VEI-Colorado issued an aggregate of 6,000,000 shares of our common stock to the former member-owners of VECO and VET, which we herein refer to as the 1998 Merger Group. Also in conjunction with the merger, an existing shareholder of VEI-Colorado voluntarily canceled a total of 7,500,000 shares of common stock and VEI-Colorado raised a total of $550,000 from the sale of 550,000 shares of its common stock in reliance upon Rule 504 of Regulation D promulgated under the Securities Act of 1933. These funds were advanced to VEM and carried on the books of VEI-Colorado as a loan to VEM. Upon completion of the merger and related transactions, 9,050,000 common shares of VEI-Colorado were issued and outstanding.

By February 1999, VEM's time share business proved to be unprofitable. VEM had exhausted the proceeds of the $550,000 loan advanced by VEI-Colorado, and, based on VEM's poor operating results, VEI-Colorado and VEM were unable to arrange additional financing. VEI-Colorado concluded that the loan to VEM was uncollectible and, accordingly, that VEI-Colorado and VEM, on a consolidated basis, had a negative net worth. VEI-Colorado undertook to negotiate a divestiture of VEM with the Merger Group in order to permit VEI-Colorado to seek to acquire another operating business.

Effective March 31, 1999, VEI-Colorado completed the divestiture by unwinding the merger pursuant to an unwinding and stock exchange agreement among VEI-Colorado, VEM and the Merger Group. Under this agreement, VEI-Colorado canceled all of the shares issued in the Merger, reducing the number of issued and outstanding shares to 3,050,000, and in exchange for the cancellation of the merger shares, transferred ownership of VEM to the 1998 Merger Group. In connection with such unwinding, VEI-Colorado forgave and wrote off its $550,000 advance to VEM.

Following the unwinding of the merger on March 31, 1999, VEI-Colorado did not engage in business of any kind, other than to seek investment opportunities, including a possible acquisition of a business by means of a business combination with a privately held company interested in becoming publicly traded through such a business combination.

On June 4, 1999, VEI-Colorado sold 4,000,000 shares of its common stock to Ian Rice for an aggregate purchase price of $20,000 ($.0025 per share purchased). The shares issued to Mr. Rice represented approximately 57% of the then issued and outstanding shares of VEI-Colorado and, accordingly, Mr. Rice was thereafter able to exercise control over VEI-Colorado. On June 18, 1999, John D. Brasher, Jr., resigned as the sole director of VEI-Colorado, and Mr. Rice was elected the sole director of VEI-Colorado. Following completion of this change of control, VEI-Colorado continued its efforts to seek investment opportunities, including business combinations.

On June 21, 1999, VEI-Colorado merged with and into its wholly-owned subsidiary, Wall Street Strategies Corp, (WSSC) for the purpose of effecting the reincorporation of VEI-Colorado as a Nevada corporation. In this merger, WSSC issued to shareholders of VEI-Colorado two (2) shares of common stock for each share of common stock in VEI-Colorado owned by them immediately prior to the 1999 Merger. On July 30, 1999, we entered into an agreement and plan of share exchange with Charles V. Payne, the sole shareholder of Wall Street Strategies, Inc., a Delaware corporation engaged in providing investment research and information services for individual and institutional investors and financial professionals. Pursuant to this agreement, we agreed to purchase from Mr. Payne all of the issued and outstanding shares of common stock of Wall Street
Strategies, Inc., thus making Wall Street Strategies, Inc. our wholly-owned subsidiary, in exchange for the issuance to Payne of shares of common stock which, after giving effect to certain other issuances and cancellations of common stock contemplated by the share exchange agreement, would represent approximately 53.84% of the total issued and outstanding shares of common stock.

On July 30, 1999, in contemplation of the possible transaction with Payne for the purchase of Wall Street Strategies, Inc. in accordance with the share exchange agreement, we entered into subscription and rights agreements with ten individuals pursuant to which these individuals purchased an aggregate of 1,258,205 shares of common stock for a purchase price of $.0025 per share.

Eight of the ten individuals, purchasing an aggregate of 380,000 shares of common stock, were, as of that date, existing employees of Wall Street Strategies, Inc. We have the right to repurchase the shares purchased by these individuals in declining increments over a two year period, at the same purchase price of $.0025 per share, if the individual's employment is terminated other than by reason of death or disability. The shares purchased by these individuals were placed into escrow and will be released from escrow, and from our corresponding repurchase right, in eight equal quarterly installments over the course of this two year period.

A ninth individual, David McCallen, one of our directors and a former officer, entered into a subscription and rights agreement with us on July 30, 1999, pursuant to which he purchased 526,923 shares of common stock at $.0025 per share. Mr. McCallen also entered into a two year employment agreement on September 23, 1999, which was terminated on September 22, 2000. Pursuant to the termination, 455,000 shares were deemed to have been vested and the balance of the shares, 71,923, were forfeited and repurchased by the Company for $.0025 per share. In connection with his employment agreement, we granted to Mr. McCallen options to acquire 351,282 shares of common stock at $3.50 per share. In connection with the termination of his agreement, an option to purchase 100,000 shares vested immediately and the balance was cancelled. Mr. McCallen and an entity owned by him performed consulting services for Wall Street Strategies, Inc. for which he received consulting fees in the aggregate amount of $56,500. Mr. McCallen had no affiliation with us prior to July 30, 1999.

The tenth individual, Shawn D. Baldwin, entered into a subscription and rights agreement with us on July 30, 1999, pursuant to which he purchased 351,282 shares of common stock. At the same time, Mr. Baldwin entered into a three year employment agreement and was issued an option to acquire 526,923 shares of common stock at $3.50 per share. This agreement was terminated on September 30, 2000. Pursuant to the termination, an option to purchase 116,000 shares was vested and the option on the remaining 410,923 shares was canceled.

The ten individuals referred to above also entered into a voting agreement with Charles Payne dated as of July 30, 1999, conditioned on the closing of our acquisition of Wall Street Strategies, Inc., pursuant to which, among other matters, the individuals agreed to vote their shares of common stock to elect Mr. Payne and his designees as directors for so long as Mr. Payne beneficially owns at least 10% of the voting shares of our capital stock.

On August 9, 1999, Stephen Gross, David McCallen and Gerald Turner were elected to our board of directors. Mr. Gross has since resigned his position. On September 23, 1999, we completed the purchase from Mr. Payne of all of the issued and outstanding shares of common stock of Wall Street Strategies, Inc. In connection with the closing of our acquisition of Wall Street Strategies, Inc., the following additional transactions took place:

     o    7,850,000 shares of common stock owned by Mr. Rice were canceled,

     o we completed the sale to accredited investors, pursuant to Rule 506 of Regulation D under the Securities Act, of an aggregate of 600,000 shares of common stock for aggregate proceeds of $3,000,000,

     o    we entered into an employment agreement with Mr. Payne,

     o we entered into a voting agreement with Mr. Rice and other parties with respect to certain shares of common stock, as further described under "Description of Securities-Voting Agreement" and

     o    Mr. Payne became one of our directors.

We changed our name from Vacation Emporium Corporation to Wall Street Strategies Corporation on September 24, 1999. Wall Street Strategies, Inc., was
incorporated in the State of Delaware on September 18, 1991. Except in connection with its acquisition by us as described above, Wall Street Strategies, Inc., has not been subject to or involved with any material classification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business. Neither we nor Wall Street Strategies, Inc., has been involved in any bankruptcy, receivership or similar proceeding. On August 18, 2000, we sold to an unrelated accredited investor, pursuant to Regulation S, 10 shares of our series A convertible preferred stock and a warrant exercisable over a five year period to purchase 80,000 shares of common stock at $3.00 per share for an aggregate consideration of $1,000,000 (realizing net proceeds of $995,000 after payment of certain expenses of the investor, but not including the expenses in connection with the preparation of the registration statement to register the shares issuable upon conversion of the Preferred Stock and exercise of the warrants).

BUSINESS DESCRIPTION

OVERVIEW

We provide, through Wall Street Strategies, Inc., our wholly owned subsidiary, investment research and information services for individual and institutional investors and financial professionals, including brokerage firms and their clients, investment banks and their clients, and mutual fund and portfolio managers. Wall Street Strategies, Inc., which was founded in 1991 by Charles V. Payne, the beneficial owner of approximately 62% of our common stock, historically has delivered its products, including financial and market information, analysis, advice and commentary, to paying subscribers through a variety of media including phone, fax, e-mail, audio recordings, newsletters and traditional mail.

As of December 31, 2000, we had approximately 4,200 active subscribers, consisting primarily of financial professionals. Subscription fees paid by such subscribers for one or more of our products or services, presently constitute our sole source of revenue. During 2000, we continued to implement our business strategy designed to increase the total number of our subscribers, including significant numbers of individual investors, and to increase and diversify our revenue sources. To those ends, we have announced a number of initiatives, including the creation, launch and marketing of our website and the establishment of strategic distribution relationships through which we will reach both institutional and individual investors.

The website, the first phase of which became operational during January 2000, offers to subscribers our own proprietary content, including financial information and analysis, as well as access to other financial information and services in a real-time, interactive medium. We expect to use the website to build brand awareness and attract paying subscribers for our products. As of December 31, 2000, we had approximately 9,500 users on our website.

INDUSTRY BACKGROUND

In recent years, there has been substantial growth in the individual ownership of equity and fixed income securities worldwide. Studies show that investors are shifting from full-service brokerage houses to online trading with the emergence of the Internet. Industry research indicates that there are more than 21 million U.S. households that are holding equities, two-thirds of which will be involved in online trading by the year 2003. Furthermore, investable assets online are expected to reach $5 trillion by 2005.

The proliferation in equity ownership and associated trading activity has created a need for more investment research and market information on the part of individual investors who seek higher returns on their portfolios. We believe that the World Wide Web has rapidly established itself as an effective means for investors to manage their portfolios, research investments and trade securities. At the same time, individuals have been taking greater control of their investments by directly researching their investments, tracking their portfolios, purchasing no-load mutual funds and playing a more proactive role in their relationships with financial advisors. The web has facilitated these behavioral shifts by providing individual investors with easy access to information that was once generally available only to investment professionals, such as timely market news, intra-day and historical quotes, charts, Securities and Exchange Commission filings and analysts' earnings estimates. By combining our existing products and services with financial news and information and employing the interactive qualities of the Internet to create a branded financial web site, we believe we can capitalize on the increased demand among individual investors for financial analysis and research and attract such investors as new subscribers.

PRODUCTS AND SERVICES

Since 1991, Wall Street Strategies, Inc., has provided independent research, analysis, news and information, advice and commentary concerning investments and financial markets to the investment community. This information is packaged in a range of products tailored to the needs of particular types of investors and financial professionals. The products are priced at different levels and subscribers pay monthly fees ranging from $40 to $400, depending on the product and the medium of communication requested. We currently deliver our products to subscribers through a variety of media such as fax, e-mail, audio recordings, newsletters, traditional mail and through our website via the internet. We also offer special promotions such as trial subscriptions. We offer discounts if subscribers purchase more than one product and if they elect quarterly or yearly subscriptions. We also offer our Institutional Service, for a monthly fee of between $2,000 to $8,300, consisting of comprehensive information regarding individual securities recommendations.

Charles V. Payne, our Chief Executive Officer and principal analyst, works with our staff of professional analysts and researchers to produce commentary, analysis and stock selections on a daily basis which provide the content for our products. Mr. Payne edits our product content and is a featured personality and spokesperson, appearing regularly on television and radio and speaking regularly at financial seminars and other events and engagements. Mr. Payne does not receive fees for appearances on our behalf. We currently offer subscribers a range of products incorporating our financial and market research, analysis, advice and commentary, tailored to the needs and interests of investors and financial professionals with various investment objectives. These products include:

SWING STRATEGIES (formerly known as First Alert)

Swing Strategies is a research service focusing specifically on equity securities that is issued to subscribers four times each trading day. Each Swing Strategies report consists of a stock selection with information on the stock's current price, trading targets and, generally, a recommended stop loss. Swing Strategies generally appeals to active traders holding equity investments on a short-term (i.e., one hour to one month) basis.

Hotline

Hotline provides subscribers with overall market commentary combined with a stock selection twice each trading day. The stock selection portion usually consists of a single stock pick we believe may outperform the broader market. Hotline generally appeals to investors holding equity investments for an intermediate (i.e., thirty days to 90 days) period.

NEWSLETTER

The Newsletter is a monthly publication which contains market commentary and two or more specific selections of stocks we believe may be undervalued and/or undiscovered and may outperform the broader market over the period held. The Newsletter, generally appeals to longer-term investors (i.e., more than three months). In addition, our newest product, the Weekly Wrap, is a newsletter that is published every weekend and contains, among other things, sector highlights and stock recommendations.

STORYLINE

The Storyline is a daily publication reporting and assessing rumors and takeover speculation gathered by Wall Street Strategies, Inc.'s analysts from their network of market contacts and professionals. The Storyline seeks to provide subscribers with trading guidance and insight with respect to existing rumors and takeover speculation.

INSTITUTIONAL SERVICE

The Institutional Service offers to subscribers comprehensive information regarding our recommendations regarding individual securities. This service is geared toward active individual, professional, and institutional traders.

ENHANCED INSTITUTIONAL SERVICE

The "Enhanced Institutional Service" provides more comprehensive and customized information to subscribers, offering greater insight and analysis than that available through our other products (including the Institutional Service). This service is targeted primarily at high net worth individuals and institutional investors (generally, those investors with more than two years of trading experience and investments of more than $250,000 in the equity markets). In addition to delivery via other more traditional devices, such as faxes, this service is available through various wireless technologies.

Through the Enhanced Institutional Service, we offer subscribers the option of paying on the basis of the number of stock recommendations made by us. In addition, Enhanced Institutional Service provides subscribers with the opportunity to contact us to request information regarding individual securities selected by the subscriber. This service is not offered to the subscribers to our other products.

WSTREET.COM--OUR WEBSITE

Through our website, we deliver our products to subscribers in a real-time, interactive medium, making the products more readily, immediately and efficiently accessible than through our historical delivery methods. We will use the website to combine our traditional products, available to subscribers paying for access to product areas, with access to additional financial news and information, stock quotes, community features such as message boards, investment and analytical tools and other features. We offer subscribers to our Swing Strategies, Hotline, Storyline and Newsletter products the option to receive such products via our website. In addition to our traditional products, the site offers "site area access" described below:

SITE AREA ACCESS

Specific website areas and features are accessible to the public at different levels. All visitors to the website have access to certain basic areas and features including general information concerning us and our products. They are able to review a condensed version of the market commentary free of charge. Visitors have the option of becoming "registered users" by completing a simple registration process. Registered users may provide us with certain basic contact information about themselves, their investment interests, histories and goals, thus enabling us to promote to such registered users the products most likely to be of interest to them. Registered users have access to twice daily market commentaries as well as certain community features and investment tools such as our proprietary analyses of more than 1,200 stocks. Paid subscribers to one or more of our products have access via the website to the products purchased, as well as to most website areas.

CONTEMPLATED PRODUCTS AND SERVICES

We intend to offer products that are geared to day traders. These products will consist of trading ideas that will be delivered throughout the trading session and that are intended to be acted on immediately. We also intend to offer streaming media as well as tutorials and seminars.

DISTRIBUTION OF PRODUCTS

Since its inception in 1991, Wall Street Strategies, Inc., has maintained an internal direct sales department for the marketing and sale of our products. As of December 31, 2000, Wall Street Strategies, Inc.'s sales and marketing staff numbered 12 persons. The sales and marketing force, which is compensated based on subscriptions sold, develops sales presentations and demonstrations for potential subscribers and manages our entire marketing and sales effort. In addition, we use a variety of other means to promote our products and the Wall Street Strategies brand. For example, Charles Payne, our Chief Executive Officer and principal analyst, is also our featured personality and spokesperson, regularly appearing on and promoting us through a variety of media outlets, including television, radio, newspapers and magazines. Mr. Payne also speaks at trade shows, conferences and seminars on a regular basis. We expect to continue these marketing activities while also undertaking new promotional initiatives in conjunction with the development of the website and our efforts to attract additional subscribers including significant numbers of individual investors. In particular, we plan to conduct advertising and direct mail campaigns, establish strategic distribution relationships and syndicate our content to other sites and outlets. Furthermore, while we have, historically, directed our products primarily to United States investors, we believe there may be a substantial market for our products in Europe and have begun to expand our marketing and distribution efforts to European investors in 2000.

STRATEGIC DISTRIBUTION RELATIONSHIPS AND CONTENT SYNDICATION

We intend to develop strategic relationships with third parties for the distribution of our products and services and for the syndication and co-branded publication of portions of the content that we produce. We believe that strategic distribution relationships will provide us with access to targeted groups of potential subscribers who are currently customers or clients of third parties; revenue generated by sales of our products to such persons will be shared with third party distributors. We further believe that content syndication will create targeted exposure of Wall Street Strategies, Inc.'s name and content, driving additional traffic to our website. All these relationships are designed to promote and brand Wall Street Strategies, Inc., and our products to particular audiences and to enable us to offer our products and services on a targeted basis to persons likely to be interested in such products and services.

Since May 2000, we have signed joint marketing and revenue sharing agreements with the following entities:

     o    ConSors AG, an online European based brokerage firm;

     o Interactive Investor International, a provider of investment advice to individuals;

     o    Data Broadcasting Corporation, a financial market data provider;

     o CyberCorp, Inc., a subsidiary of the Charles Schwab Corporation that supplies electronic trading technology and brokerage services;

     o    Multex.com  Inc.,  a  leading   provider  of  financial   research  to
          Institutional and individual investors; and

     o Citation Group, a division of Merrill Lynch, that provides investment research for its customers.

Under each of these agreements, we are providing research on U.S. equities and/or links to our website. The relationships discussed above and other future strategic relationships for distribution of our products and services and for syndication, co-branded publication of our content, and affiliate marketing are intended to provide us access to targeted groups of potential subscribers, as well as to promote Wall Street Strategies, Inc., and our products to particular audiences.

COMPETITION

We compete with a substantial number of providers of financial news and information, market analysis and stock selections for the attention of subscribers. The growth in consumer demand for such content has been accompanied by enormous growth in the availability of such content and the number and types of sources for such content. Among the sources of competition are:

     o    Online  services  or  websites   focused  on  business,   finance  and
          investing, such as CBS MarketWatch.com, The Wall Street Journal Interactive Edition, CNNfn and The Street.com.

     o Publishers and distributors of traditional media, including print, radio and television, such as The Wall Street Journal, Investors' Daily, Barrons, Fortune, CNN and CNBC.

     o Online brokerage firms which provide financial and investment news and information, such as Charles Schwab and E*TRADE.

     o Online market analysis and stock analysis and selection companies such as Clear Station, Polar Trading and Pristine Trading.

The market for the electronic distribution of investment research and related services is intensely competitive and this competition is expected to continue to increase. We seek to differentiate ourselves from our competitors based on numerous factors including ease of delivery of products and use of our website, performance, price, reliability, customer service and support, and sales and marketing efforts, as well as the quality, originality, variety and timeliness of our products and services. We believe that our strategic distribution and content syndication relationships also represent important competitive advantages. We also believe that competitive position within the financial news and information, market analysis and stock selection market is, to a significant degree, personality driven; spokesmen and analysts for enterprises in this market are often highly visible and can be an important factor in differentiating a business from our competition. We believe that Charles Payne's role in our business and continuing visibility for us provides us with an important competitive characteristic and advantage.

INTELLECTUAL PROPERTY

Although our success depends on maintaining and protecting our intellectual property, including our software, trademarks and trade names, we have not registered any of our trademarks in the United States or abroad. We may in the future seek to protect our intellectual property under applicable copyright and trademark laws in the countries in which we conduct business. We may prosecute litigation against infringements of our intellectual property. In order to protect our trade secrets and other intellectual property, we have required some, and may in the future require all of our employees, consultants, advisors and collaborators to enter into confidentiality agreements which prohibit the disclosure of proprietary information to third parties or the use of proprietary information for commercial purposes.

GOVERNMENT REGULATION

Wall Street Strategies, Inc., our wholly owned subsidiary, is a registered investment adviser. This permits it to provide certain individualized services to current and new subscribers. As a registered investment adviser, Wall Street Strategies, Inc. is subject to various laws, rules, and regulations that may not otherwise be applicable to persons whose business activities are not subject to registration. Wall Street Strategies, Inc., fully intends to comply with all applicable law, rules, and regulations.

Wall Street Strategies, Inc., is subject to various federal and state securities and other laws that may limit our activities and., under certain circumstances, subject Wall Street Strategies, Inc. to additional costs of compliance or the imposition of sanctions if it did not comply.

EMPLOYEES

As of December 31, 2000, we had a total of 26 employees, all of whom are full-time employees. Of these persons, 12 are in sales and marketing, 7 are analysts, researchers, writers or editorial personnel, and 7 are in accounting, operations, administration and management. We are not subject to any collective bargaining agreements.


ITEM 2. DESCRIPTION OF PROPERTY

OUR PRINCIPAL EXECUTIVE OFFICES

Our offices are located at our location at 80 Broad Street, 31st Floor, New York, NY 10004. The telephone number at that location is 212-514-9500. Wall Street Strategies, Inc., leases and occupies approximately 8,300 square feet.


ITEM 3. LEGAL PROCEEDINGS

ZIA PROPERTIES

In late December 2000, Zia Properties ("the Plaintiff")initiated an action in District Court, El Paso County, Colorado against Vacation Emporium Corporation (as survivor of a merger with Vacation Emporium International, Inc.) and Vacation Emporium Marketing, Inc., ("the Defendants") for failure to pay certain amounts due under a March 5, 1999, Lease Agreement between Zia Properties (as Landlord) and Vacation Emporium International, Inc. (as Tenant). The amount claimed by Zia Properties in this action is approximately $104,000.

Based on the representations and discussions between Wall Street Strategies Corporation (which was formerly known as Vacation Emporium Corporation) and Vacation Emporium Marketing Inc., the Company believes that Vacation Emporium Marketing Inc., and some or all the corporation's shareholders, are solely responsible for any and all amounts owed to Zia Properties under the Lease Agreement.

Vacation Emporium Marketing Inc. is currently attempting to reach a settlement of Zia Properties' claim against all of the defendants. It is uncertain whether this settlement effort will be successful. If it is not, the Company will engage local counsel to represent its interests in this litigation. Regardless, Wall Street Strategies will seek recovery from Vacation Emporium Marketing Inc. and some or all of that corporation's shareholders, for any and all liabilities the Company may have with respect to the Zia Properties claim. The Company can make no assurance however regarding the settlement or its liability relating to this claim.

NATIONWIDE INSURANCE COMPANY

On January 22, 2001, Nationwide Insurance Company commenced an action in the Civil Court of the City of New York, located in New York County, against Wall Street Strategies, Inc., seeking $14,207.32 in unpaid premiums allegedly due with respect to two insurance policies. Wall Street Strategies, Inc., contests the amount of premiums actually due based on its belief that those premiums were incorrectly calculated. Currently, Wall Street Strategies, Inc., is working on a settlement based on information it has provided to Nationwide Insurance concerning the premium computation originally used by them.

ITEM 4.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began trading on the OTC Electronic Bulletin Board under the symbol "VEMP" on August 20, 1999. Since September 25, 1999, the common stock has traded under the symbol "WSST." The following table sets forth, for the periods indicated, the high and low closing bid prices for the common stock.

1999                                      HIGH                   LOW
----                                     -------               -------
Third Quarter since August 20            $ 7.500               $ 4.000
Fourth Quarter                           $ 6.187               $ 2.437

2000
----
First Quarter                            $26.375               $  6.625
Second Quarter                           $26.375               $ 10.500
Third Quarter                            $ 4.625               $  1.625
Fourth Quarter                           $ 3.375               $   .312


The  foregoing  information  reflects  inter-dealer  prices,   without  mark-up,
mark-down or commission, and may not represent actual transactions.

On April 3, 2001, the closing share price of the Company's stock price was $.11.

NUMBER OF SHAREHOLDERS

As of December 31, 2000, there were approximately 50 holders of record of our common stock, and the number of beneficial owners was approximately 300.


DIVIDEND POLICY

We have never paid a cash dividend on our common stock nor do we anticipate paying cash dividends on our common stock in the near future. It is our present policy not to pay cash dividends on the common stock but to retain earnings, if any, to fund growth and expansion. Under Nevada law, a company is prohibited from paying dividends if the company, as a result of paying such dividends, would not be able to pay our debts as they come due, or if the company's total liabilities and preferences to preferred shareholders exceed total assets. Any payment of cash dividends on our common stock in the future will be dependent upon our financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors our board of directors deems relevant.

ITEM 5. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-KSB.

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

During 2000, the Company continued to execute on its business strategy to increase the total number of its subscribers, including significant numbers of individual investors, and to increase and diversify its sources of revenue. To those ends, the Company has announced a number of initiatives, including the creation, launch and marketing of its website and the establishment of strategic distribution relationships through which the Company will reach both institutional and individual investors. In particular, the Company expects to use the website to build brand awareness, and attract paying subscribers for its products. If the Company is unable to attract financing (as discussed in the "Going Concern" section of Item 5) it will be severely limited in executing on its strategy of increasing the number of subscribers and realizing the potential from its strategic distribution alliances. Furthermore continuing downturns in the US Equity Market could adversely affect the company's revenues and its ability to succeed with web initiatives, strategic partnerships, and building brand awareness.

The Company has benefited from its CEO and spokesperson, Charles Payne's prominence as an analyst that the media regularly turns to for expert commentary on the equity markets. Mr. Payne appears daily on the Yahoo! Finance Vision 30 minute market wrap-up segment, Yahoo! Technology Investor, which has gained popularity among Yahoo! viewers. We believe that the interactive nature of the show, combined with the media exposure it provides, has been effective in building traffic and unique visitors to Wall Street Strategies Web destination, as well as adding new users to its base. In addition, the Company receives media exposure from Mr. Payne's appearances on ABC World News, BBC Television, CNNfn, CBS Market Watch and other finance-oriented programming. The Company plans on continuing its strategy of gaining media exposure to build brand recognition and to promote its products.

In connection with the execution of its business strategy, the Company had engaged various service providers including website designers and providers of content for its website, purchased computer systems and software, and hired additional management, sales, operational and administrative personnel. In addition, in May 2000, the Company's subsidiary, Wall Street Strategies, Inc., became a registered investment adviser under the Investment Advisers Act of 1940, as amended. Such registration enables the Company to provide certain individualized products and services to subscribers for whom registration as an investment adviser is required.

The Company will attempt to continue to develop its website during 2001, and, to the extent its resources permit, will embark upon a marketing and advertising program to promote its brand and products. Currently, the Company does not have the capital to continue developing its website or to embark on a marketing and advertising program. If the Company is unable to attract capital financing that it is seeking, it is unlikely that any development of the website and marketing and advertising programs will take place.

The Company will also pursue additional strategic relationships and, as appropriate, hire additional personnel, including management personnel, and purchase additional computer systems and software, within its aforementioned financing limitations. In May and June, 2000, the Company signed agreements with ConSors AG, an online brokerage firm in Europe; with Interactive Investor International, a provider of investment advice for individuals; with Data Broadcasting Corporation, a financial market data provider; and with CyBerCorp, Inc., a subsidiary of the Charles Schwab Corporation that supplies electronic trading technology and brokerage services, to provide their clients with equity research on U.S. equities and links to the Company's website. Each of such agreements is for an initial period of one year and thereafter for successive periods of one year each unless terminated by the parties with the exception of the agreement with CyBerCorp, Inc. which is for a one year period unless extended by mutual agreement of the parties. In August 2000, the Company entered into an agreement with Multex.com to provide Wall Street Strategies Inc proprietary research across various Multex.com distribution platforms. The Citation Group, a division of Merrill Lynch, entered into an agreement with the Company in August 2000 to make available to their customers Wall Street Strategies Inc equity analysis and investment services delivered via fax, web, wireless devices and e-mail. The aforementioned agreements and strategic relationships provide for various revenue sharing arrangements between the Company and its partners. Because such agreements were only recently implemented, the Company has not yet realized any significant revenues therefrom, but expects to do so in future periods. The Company believes that these and other future strategic distribution relationships will allow it to reach additional institutional and individual investors.

As discussed below, the twelve months ended December 31, 1999 (the "1999 Period"), and December 31, 2000 (the "2000 Period"), were characterized by sales increases which were offset by expenses associated with sales commissions from subscriptions, increased personnel and, in the 2000 Period, website design and other strategic and operational initiatives. As a result, the Company has incurred significant losses from operations. The Company expects operating losses to decrease during 2001 as a result of significant cost cutting measures and business development initiatives. In addition, at December 31, 2000, the Company had a working capital deficiency of approximately $3,000,000. These factors,

(among others) raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue to operate as a going concern is contingent upon its obtaining additional debt and/or equity capital. If it is unable to obtain additional financing there will be a certain depletion of available capital. The severe limitations imposed by the resulting capital deficiency will cause a certain interruption in continuing business. See discussion of Liquidity and Capital Resources below.

RESULTS OF OPERATIONS

As of December 31, 2000, the Company had approximately 4,200 active subscribers. As of such date, the Company also had approximately 9,500 users on its website. The Company will continue its efforts to convert users into paying subscribers. Subscription revenue for the twelve months ended December 31, 1999 and 2000, was $4,318,534 and $4,796,859, respectively. The Company's primary business and revenues are concentrated in the investors services industry and as such is susceptible to downturns in the equity market as well as other conditions that adversely impact on broker services, individual investors, and online trading. Any decline in the US equity market whether it be long term or otherwise could adversely effect the Company's revenue and potentially create losses.

Income from sales of subscriptions to the Company's products represented nearly all of the Company's revenue in both periods except for consulting income of $163,120 for the 1999 Period. This income primarily represented the value of stock received by the Company in exchange for consulting and advisory services. The increase in subscription revenue resulted primarily from increased sales and promotional efforts and the increased media visibility of Charles Payne, the Company's chief analyst and spokesperson.

The Company experienced substantial increases in operating expenses, which have offset the increases in revenue for the twelve months ended December 31, 1999 and 2000. A substantial portion of the increase in operating expenses is attributable to stock compensation earned and charged to expense in connection with the issuance of shares of Common Stock and below fair market option grants to certain key employees and new management personnel recruited by the Company and certain outside consultants as part of the Company's expansion strategy. Total operating expenses increased from $8,689,176 in 1999 to $14,487,735 in 2000. These amounts represent an increase of 67% from 1999 to 2000.

Included in costs and expenses are salaries and commissions of $7,001,997 for the twelve months ended December 31, 1999, and $9,062,680 for the twelve months ended December 31, 2000. These amounts represent an increase of 29% year over year. Included in salaries and commissions for the 1999 and 2000 periods were expenses of $3,829,348 and $4,918,858, respectively, related to stock compensation. Excluding stock compensation, salaries and commissions for the 1999 and 2000 periods were $3,172,649 and $4,143,821 respectively. Payroll taxes and employee benefits increased from $314,251 in 1999 to $433,470 in 2000. This represents an increase of 38% from the prior year. Apart from the charge to expense represented by stock compensation, salaries and commissions continue to represent a substantial portion of the operating expenses. The Company incurred increased commissions payable to sales representatives in connection with higher subscription income. The Company anticipates continuing its efforts to retain and recruit personnel and corresponding increases in expenses attributable to salaries and commissions, as well as increased commissions payable as subscription sales increases. The Company further anticipates additional charges to expense for stock compensation during 2001.

During the twelve months ended December 31, 1999 and 2000, the Company incurred consulting fees of $218,597 and $787,547, respectively. Included in these fees were stock compensation earned and charged to expense for compensation paid to a public relations firm. The stock compensation portion of the consulting fees recorded for the twelve months ended December 31, 1999 and 2000, were $0 and $480,429, respectively. The balance represented various other consultants.

Rent and occupancy costs increased from $82,759 for the twelve month period ended December 31, 1999, to $262,606 for the twelve months ended December 31, 2000, a 217% increase. These increases are attributable to the leasing of additional space required to house the increased number of employees and sales people hired or engaged by the Company. The Company moved into new office space on July 14, 2000, which is significantly larger than its previous location. Accordingly, the Company anticipates substantial increases in its rent and occupancy costs in subsequent years.

The Company experienced increased costs and expenses in a number of other areas for the 2000 period as compared to the 1999 period. These increases are attributable to its expansion and the implementation of its business strategy to increase the number of its subscribers and to create its website. The significant changes are summarized as follows:

                                       For the twelve months
                                               ended
                                   -----------------------------
                                   December 31,     December 31,
EXPENSE                               2000              1999         % Increase
                                   ------------     ------------     ----------

Telephone and                      $    320,215     $    264,321          22%
 Communication costs
Travel and Promotion               $    890,415     $    104,335         754%
 Costs
Website Development                $    381,251     $    109,551         248%
 Costs
General, Administrative and        $    872,504     $    345,501         153%
other Operating costs

The Company incurred depreciation and amortization expense for the twelve months ended December 31, 1999 and 2000, of $13,504 and 391,546 respectively. Amortization on the capitalized website development costs for the twelve months ended December 31, 1999 and 2000, was $6,416 and $143,324, respectively. The increase in the 2000 period is primarily a result of increased property and equipment purchases, web development, capitalized leases and leasehold improvements.

The Company incurred professional fees of $234,360 and $1,085,501 for the twelve months ended December 31, 1999 and 2000, respectively. These expenses are primarily attributable to its expansion and becoming a reporting issuer. The Company experienced a net loss of $4,251,065 or $.37 per share for the twelve months ended December 31, 1999 as compared to a net loss for the twelve months ended December 31, 2000 of $9,763,621 or $.57 per share. The increase in the Company's net loss was due to the stock compensation charge described above, and increased salaries and commissions, professional fees and other operating expenses relating to its business expansion.

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe that inflation has had, or will have, a material effect on its sales or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the twelve months ended December 31, 1999, was $98,320, compared with net cash used by operating activities of $2,376,531 for the twelve months ended December 31, 2000. The increase in cash used by operations of $2,278,211 was primarily caused by an increase in operating  expenses  incurred  in  connection  with  the  implementation  of the
Company's business strategy. Net cash used in investing activities for the twelve months ended December 31, 1999 and 2000, was $464,967 and $1,029,510 respectively. The increase in cash used in investing activities was primarily a result of additional purchases of property and equipment and website development costs partially offset by the proceeds from the sale of marketable securities. Net cash provided by financing activities for the twelve months ended December 31, 1999, was $2,973,107 compared with compared with net cash provided by financing activities of $981,675 for the twelve months ended December 31, 2000. The cash provided from financing activities in the 2000 period was primarily from the Series A Convertible Preferred Stock private placement offset partially from the repayment of capital lease obligations. The cash provided from financing activities in the 1999 period was provided primarily by the issuance of the Company's common stock.

The Company anticipates continuing cash requirements to finance costs associated with advertising and marketing campaigns contemplated for 2001, higher rent and occupancy expenses associated with the Company's new location, costs associated with upgrading internal accounting and other operating systems, and other working capital and general corporate purposes.

Historically, the Company has raised a total of $4,000,000 cumulatively through two separate private placements. Prior to July 1999, the Company relied on operating revenues to provide its capitalization. To provide the capital necessary to finance the Company's goals of growing its customer subscriber base, establishing a branded web presence, and positioning itself to participate in strategic alliances, capitalization initiatives beyond its historic capital source were necessary to provide the financing platform. On September 23, 1999, the Company received net proceeds of $3 million from the sale of 600,000 shares of its Common Stock at $5.00 per share. These shares were issued to three accredited investors; Bamby Investments Limited, a private investment company based in the Bahamas; HK Partners LLC, a private limited liability company engaged in making real estate and securities investments that is based in Denver, Colorado; and Gerald Turner, one of the Company's directors.

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

MANAGEMENT

The company terminated its employment agreements with three senior executives, the Chief Internet Officer, Chief Strategy Officer and Executive Vice President in 2000. In connection with these terminations, the Company cancelled the option to purchase an aggregate of 862,205 shares of the company stock. In addition, 71,923 shares of stock were forfeited and subject to repurchase by the Company at the original issue price of $.0025.

In October 2000, the Company added to its key executives by hiring a Chief Financial Officer. As of December 31, 2000, the Senior Management Team is comprised of the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer.

In addition, two members of the Board of Directors, including the Chairman, resigned in 2000. Furthermore, three members of the Advisory Board also resigned. The Chief Executive Officer has assumed the role of Chairman.

GOING CONCERN

The Company has incurred significant losses from operations and has generated insufficient operating revenue to fund its expenses. In addition, at December 31, 2000, the Company had a working capital deficiency of approximately $3,000,000. Due to cash deficiency the Company has defaulted on its capitalized lease obligation and is in default on its operating lease for its premises. These factors (among others) raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue to operate as a going concern is contingent upon its obtaining additional debt and/or equity capital.

On October 12, 2000, the Company signed an agreement that provided for the sale to Harold Gates of 10,000,000 shares of common stock and warrants to purchase 5,000,000 shares of common stock. The original date of expiration of this transaction was November 9, 2000. Upon mutual consent, the agreement was extended several times until December 1, 2000. On that date, Mr. Gates requested another extension until December 15, 2000. Although the Company continued discussions with Mr. Gates regarding this transaction, the sale was never consummated and the agreement expired.

The Company signed a Letter of Agreement on January 25, 2001, with Swartz Private Equity, LLC (Swartz), for a $10,000,000 irrevocable equity line of credit. Upon closing, the agreement provides for Swartz to purchase up to $10,000,000 of Wall Street Strategies Corporation (WSS) common stock over a three-year period that will be sold to Swartz at the Company's discretion. The Company will be required by the terms of the agreement to file a registration statement with the SEC covering common stock (inclusive of convertible warrants) that potentially could be issued under the term of the equity line of credit. The agreement prohibits the Company from selling common stock to Swartz, until such time that its registration statement is deemed effective by the SEC. In addition, throughout the term of the agreement, the Company would be required to maintain an effective registration on all common stock covered under the agreement as a condition of selling stock to Swartz. There is no guarantee that the Company will be able to gain an effective registration in a timely manner, if at all, and whether it will be able to maintain an effective registration.

Upon closing, Swartz will be committed to purchase a number of shares of the Company's common stock, as determined by the Company and subject to the following: (i) the dollar amount sold on each transaction shall not exceed $2,000,000 and (ii) the number of shares sold in each transaction shall not exceed 1,500,000 shares or 15% of the aggregate share trading volume of the Company's common stock during any transaction period. The equity line is structured to accommodate a series of 10 to 12 transactions per year during the three-year term.

As consideration for Swartz entering into this agreement, the Company issued to Swartz a warrant to purchase 720,000 shares of the Company's common stock at (i) $.31 per share or (ii) the lowest closing price for the 5 trading days prior to date of Swartz' execution of all the closing documents. The term of this warrant is 5 years from the date of issuance. In addition, Swartz will purchase the Company's common stock at a discount of 7-9% of the market price. The Company at its option may select a floor price for any specified transaction below which the Company will not sell shares to Swartz under that transaction.

In addition, the Company has continued to seek additional financing. Management anticipates that any equity financing would be expected to result in substantial dilution to the holders of the Company's common stock. The Company could also seek capital through debt financing. Any debt financing would be likely to include restrictive covenants limiting the Company's ability to obtain additional capital, whether through additional debt or equity financing, as well as restrictive covenants limiting the Company with respect to various operational and financial matters. In any event, there can be no assurance that additional financing, whether through sales of equity or debt or leasing will be available on terms and conditions acceptable to the Company, if available at all. If such financing cannot be obtained, the Company would be required to reduce or postpone expenditures, particularly with respect to advertising and promotional campaigns and may be forced to curtail certain or all operations. Any such postponement would have a material adverse effect on the Company's business and results of operations and its ability to continue as a going concern.

In addition, continuing downturns in the US Equity Markets could adversely affect the Company's revenues and potentially create additional losses. The Company's primary business and revenues are concentrated in the investor services industry, and as such is susceptible to a reduction in broker services, individual investing and online trading.

ITEM 6.  FINANCIAL STATEMENTS

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                    CONTENTS

 INDEPENDENT AUDITOR'S REPORT                                                F-1
CONSOLIDATED BALANCE SHEET                                                  F-2
CONSOLIDATED STATEMENTS OF OPERATIONS                                       F-3
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)                    F-4
CONSOLIDATED STATEMENTS OF CASH FLOWS                                       F-5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F6 - F-18

Board of Directors and Shareholders
Wall Street Strategies Corporation
New York, New York

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheet of Wall Street Strategies Corporation and subsidiary (the "Company") as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred significant losses from operations, has generated insufficient operating revenue to fund its expenses and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Hays & Company
------------------

March 16, 2001
New York, New York

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2000

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $     82,139
  Accounts receivable                                                    29,820
  Marketable securities, available for sale, at market value                700
  Deferred commission expense                                           246,337
  Other current assets                                                  176,984
                                                                   ------------
             Total current assets                                       535,980

PROPERTY AND EQUIPMENT, NET                                           1,484,340

DEFERRED WEBSITE DEVELOPMENT COSTS, NET                                 206,855

RESTRICTED CASH DEPOSIT                                                 272,000

SECURITY DEPOSITS                                                        40,000
                                                                   ------------

                                                                   $  2,539,175
                                                                   ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $  1,944,581
  Accrued compensation                                                  291,495
  Deferred subscription income                                          703,817
  Capitalized lease obligations                                         500,562
  Shareholder loan payable                                               50,000
                                                                   ------------

             Total current liabilities                                3,490,455
                                                                   ------------

COMMITMENTS AND CONTINGENCIES (Notes 3, 6, 7, 8, 9, 10 and 12)

Mandatory redeemable series A convertible preferred stock - 8%
  cumulative, $.001 par value; 5,000,000 shares authorized;
  10 shares issued and outstanding                                    1,029,778

SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock, $.001 par value; 50,000,000 shares authorized;
    18,109,680 shares issued and outstanding                             18,110
  Additional paid-in capital                                         14,019,475
  Accumulated deficit                                               (14,186,891)
  Unearned compensation                                              (1,818,627)
  Accumulated other comprehensive loss                                  (13,125)
                                                                   ------------

             Total shareholders' equity (deficit)                    (1,981,058)
                                                                   ------------

                                                                   $  2,539,175
                                                                   ============


The accompanying notes are an integral part of these consolidated financial statements.

                         WALL STREET STRATEGIES CORPORATION
                                   AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Year Ended December 31,
                                                  ----------------------------
                                                      2000             1999
                                                      ----             ----
 REVENUE
      Subscription income                         $ 4,796,859      $ 4,318,534
      Consulting income                                                163,120
      Interest and dividends                           41,881            7,814
      Realized loss on sale of
        marketable securities                         (91,447)         (14,769)
                                                  -----------      -----------
                                                    4,747,293        4,474,699
                                                  -----------      -----------

 COSTS AND EXPENSES
      Salaries and commissions                      9,062,680        7,001,997
      Professional fees                             1,085,501          234,360
      Travel and promotion                            890,415          104,335
      Consulting fees                                 787,547          218,597
      Other operating expenses                        691,703          224,400
      Payroll taxes and employee benefits             433,470          314,251
      Depreciation and amortization                   391,546           13,504
      Website development costs                       381,251          109,551
      Telephone and communications                    320,215          264,321
      Rent and occupancy                              262,606           82,759
      General and administrative                      180,801          121,101
                                                  -----------      -----------
                                                   14,487,735        8,689,176
                                                  -----------      -----------

 LOSS BEFORE PROVISION FOR INCOME TAXES            (9,740,442)      (4,214,477)

 PROVISION FOR INCOME TAXES                            23,179           36,588
                                                  -----------      -----------

 NET LOSS                                         $(9,763,621)     $(4,251,065)
                                                  ===========      ===========

 BASIC AND DILUTED NET LOSS PER SHARE                 $ (0.57)         $ (0.37)
                                                  ===========      ===========

 WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING                                  17,192,765       11,463,918
                                                  ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                           Accumulated      Total
                               Common stock        Additional                                  other     shareholders'
                           --------------------     paid-in     Accumulated     Unearned   comprehensive    equity     Comprehensive
                             Shares     Amount      capital       deficit     compensation      loss       (deficit)        loss
                           ----------   -------   -----------   ------------   -----------   ----------   -----------   -----------
BALANCE, JANUARY 1, 1999    9,455,898   $ 9,456   $        --   $   (179,305)  $        --   $  (68,612)  $  (238,461)

Outstanding common stock
  of Wall Street Strategies
  Corporation (Note 1)      6,250,000     6,250            --          7,100            --           --        13,350

Issuance of common stock
  for cash                    600,000       600     2,999,400             --            --           --     3,000,000

Issuance of common stock
  and options for services  1,258,205     1,258    10,081,692             --    (7,810,086)          --     2,272,864

Amortization of stock
  compensation                     --        --            --             --     1,559,628           --     1,559,628

Marketable securities
  valuation adjustment             --        --            --             --            --      (53,880)      (53,880)  $   (53,880)

Net loss, year ended
  December 31, 1999                --        --            --     (4,251,065)           --           --    (4,251,065)   (4,251,065)
                           ----------   -------   -----------   ------------   -----------   ----------   -----------   -----------
      Total comprehensive
        loss                                                                                                            $(4,304,945)
                                                                                                                        ===========
BALANCE,
  DECEMBER 31, 1999        17,564,103   $17,564   $13,081,092   $ (4,423,270)  $(6,250,458)  $ (122,492)  $ 2,302,436

Issuance of common stock
  and options for services    630,000       630     3,092,299             --    (3,091,679)          --         1,250

Amortization of stock
  compensation                     --        --            --             --     5,399,288           --     5,399,288

Forfeited shares of
  common stock and options    (84,423)      (84)   (2,124,138)            --     2,124,222           --            --

Preferred stock dividend           --        --       (29,778)            --            --           --       (29,778)

Marketable securities
  valuation adjustment             --        --            --             --            --      109,367       109,367   $   109,367

Net loss, year ended
  December 31, 2000                --        --            --     (9,763,621)           --           --    (9,763,621)   (9,763,621)
                           ----------   -------   -----------   ------------   -----------   ----------   -----------   -----------
      Total comprehensive
        loss                                                                                                            $(9,654,254)
                                                                                                                        ===========
BALANCE,
  DECEMBER 31, 2000        18,109,680   $18,110   $14,019,475   $(14,186,891)  $(1,818,627)  $  (13,125)  $(1,981,058)
                           ==========   =======   ===========   ============   ===========   ==========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                          2000          1999
                                                      -----------   -----------
INCREASE (DECEASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES

  NET LOSS                                            $(9,763,621)  $(4,251,065)

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH USED IN OPERATING ACTIVITIES
    Depreciation and amortization                         391,546        13,504
    Realized loss on sale of marketable securities         91,447        14,769
    Stock compensation                                  5,399,288     3,829,348

  CHANGES IN OPERATING ASSETS AND LIABILITIES
    Accounts receivable                                    40,680       (57,100)
    Deferred commission expense                             9,240      (158,299)
    Other current assets                                  (30,355)     (127,795)
    Security deposits                                       6,023            --
    Accounts payable and accrued expenses               1,359,609       190,554
    Accrued compensation                                   26,949       264,548
    Deferred subscription income                          192,663       233,216
    Accrued pension expense                              (100,000)      (50,000)
                                                      -----------   -----------

      Net cash used in operating activities            (2,376,531)      (98,320)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                     (922,161)      (19,644)
  Deferred website development costs paid                (183,466)      (70,000)
  Cash paid for marketable securities                          --      (546,740)
  Proceeds from the sale of marketable securities          76,117       474,717
  Restricted cash deposit                                      --      (272,000)
  Payment made for other assets                                --       (31,300)
                                                      -----------   -----------

      Net cash used in investing activities            (1,029,510)     (464,967)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                    1,250     3,003,145
  Proceeds from issuance of preferred stock               995,000            --
  Proceeds from shareholder loan payable                   50,000            --
  Cash acquired in reverse acquistion                          --        13,350
  Repayment of loan from shareholder                           --       (43,388)
  Repayment of capitalized lease obligations              (64,575)           --
                                                      -----------   -----------

      Net cash provided by financing activities           981,675     2,973,107
                                                      -----------   -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS   (2,424,366)    2,409,820

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR            2,506,505        96,685
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                $    82,139   $ 2,506,505
                                                      ===========   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Interest paid                                   $    26,979   $        --
                                                      ===========   ===========
      Income taxes paid                               $    39,190   $    14,260
                                                      ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

1    THE COMPANY


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

     Under the terms of the Exchange Agreement, the Company issued to the sole shareholder of WSSI, 9,455,898 shares of the Company's common stock in exchange for all of the issued and outstanding common stock of WSSI. This issuance represented approximately 53.84% of the post-merger issued and outstanding common stock of the Company. For accounting purposes, this transaction has been treated as an acquisition of the Company by WSSI and as a re-capitalization of WSSI. The acquisition of the Company by WSSI has been recorded based on the fair value of the Company's tangible assets, which consisted of cash in the amount of $13,350. The Company, prior to the acquisition, was an inactive shell company. The historical financial statements prior to September 23, 1999 are those of WSSI. Since this transaction is in substance a recapitalization of WSSI and not a business combination, pro forma information is not presented. All costs associated with this transaction have been expensed.

     In connection with, and in contemplation of the Exchange Agreement, on July 30, 1999, the Company sold 1,258,205 shares of common stock for $.0025 per share to certain key employees of WSSI, and to two other individuals who entered into employment agreements with the Company. These shares are subject to repurchase by the Company in declining increments over a two-year period at $.0025 per share if employment is terminated (Note 10).

     Also in contemplation of the Exchange Agreement, on September 23, 1999 the Company completed the sale of 600,000 shares of common stock for $5.00 per share to accredited investors in accordance with the terms of a private placement offering.

     BUSINESS

     The Company, through its subsidiary (WSSI) provides investment research and related investment services for individual and institutional investors and financial professionals. WSSI, which was founded in 1991, delivers its products and services, including financial and market information, analysis, advice and commentary, to subscribers through a variety of media including telephone, facsimile, e-mail, audio recordings, newsletters, the internet and traditional mail.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


2    SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, WSSI. All significant intercompany transactions and balances have been eliminated in consolidation.

     CONCENTRATIONS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments, trade receivables and marketable securities. At December 31, 2000, the Company's cash investments are held at various financial institutions, which limits the amount of credit exposure to any one financial institution. The Company's trade receivables represent amounts due from a large number of customers who are disbursed among numerous industries and locations, which limits the amount of credit risk. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

     CASH AND CASH EQUIVALENTS

     The  Company   considers  all  highly  liquid   investments  with  original
     maturities when purchased of three months or less to be cash equivalents.

     MARKETABLE SECURITIES

     Marketable securities, which are classified as "available for sale", are valued at fair market value. Unrealized gains or losses are recorded net of income taxes as accumulated other comprehensive loss in shareholders' equity, whereas realized gains and losses are recognized in the Company's statements of operations using the first-in, first-out method.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, which range from three to ten years. Expenditures for maintenance and repairs are charged to operations at the time the expense is incurred. Expenditures determined to represent additions are capitalized.

     WEBSITE DEVELOPMENT COSTS

     Costs incurred in the development of the core software for the Company's website infrastructure are capitalized in accordance with Statement of Position 98-1 "ACCOUNTING FOR THE COSTS OF SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE" and are amortized over the expected useful life of the developed software ranging from one to three years. Costs incurred in the development of content for the Company's website and maintenance are expensed as incurred. During the year ended December 31, 2000, the Company capitalized $286,595 of costs associated with the development of its website infrastructure. The Company amortized $143,324 and $6,416 to operations during the years ended December 31, 2000 and 1999, respectively.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


2    SIGNIFICANT ACCOUNTING POLICIES (continued)

     INCOME TAXES

     The Company accounts for income taxes using the liability method which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. The net deferred tax asset is adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

     The Company has net deferred tax assets arising principally from stock compensation expenses, deferred subscription income and deferred commission expense. The Company has fully reserved their net deferred tax assets due to the uncertainty of their utilization.

     REVENUE RECOGNITION

     The Company provides investment research and related information services through subscription agreements with its customers for periods which generally range in length from one month to one year. Subscription income is earned ratably over the term of the agreement. The unearned portion of such income is reflected as deferred subscription income in the accompanying consolidated balance sheet. The Company also defers the accompanying commission expense related to the deferred subscription income.

     BASIC AND DILUTED EARNINGS PER COMMON SHARE

     The Company displays earnings per share in a dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     The effect of the recapitalization discussed in Note 1 has been given retroactive application in the earnings per share calculation. The common shares issued and outstanding with respect to the pre-merger shareholders has been included since the effective date of the merger. The issuance of the 1,258,205 and 500,000 common shares sold to employees and officers have been included in the earnings per share calculation as and when they are released from escrow in accordance with the agreements discussed in Notes 8 and 10. Outstanding common stock options, convertible preferred shares and warrants have not been considered in the computation of diluted per share amounts, since the effect of their inclusion would be antidilutive. Accordingly, basic and diluted earnings per share are identical.

     STOCK BASED COMPENSATION

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "ACCOUNTING FOR STOCK-BASED
     COMPENSATION" ("SFAS 123"). The Company applies APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25"), and related interpretations, in accounting for its plans and recognizes non-cash compensation charges related to the intrinsic value of stock compensation granted to employees.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


2    SIGNIFICANT ACCOUNTING POLICIES (continued)

     RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year financial statements in order to conform with the current year presentation.

     USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

3    GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant losses from operations and has generated insufficient operating revenue to fund its expenses. In addition, at December 31, 2000, the Company had a working capital deficiency of approximately $3,000,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is contingent upon it obtaining additional debt and/or equity capital financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In contemplation of obtaining additional financing, the Company signed a Letter of Agreement on January 25, 2001, with Swartz Private Equity, LLC ("Swartz"), for a $10,000,000 irrevocable equity line of credit. Subject to closing, the agreement provides for Swartz to purchase up to $10,000,000 of the Company's common stock over a three year period which will be sold to Swartz at the Company's discretion. The Company will be required, by the terms of the agreement, to file a registration statement with the Securities and Exchange Commission (the "SEC") registering the common stock (inclusive of convertible warrants) that potentially could be issued under the terms of the equity line of credit. The agreement prohibits the Company from selling common stock to Swartz, until such time that it's registration statement is deemed effective by the SEC. In addition, throughout the term of the agreement, the Company would be required to maintain an effective registration on all common stock covered under the agreement as a condition of selling stock to Swartz. There is no guarantee that the Company will be able to gain an effective registration in a timely manner, if at all, and whether it will be able to maintain an effective registration.

     Upon closing, Swartz will be committed to purchase a number of shares of the Company's common stock, as determined by the Company and subject to the following: (i) the dollar amount sold on each transaction shall not exceed $2,000,000 and (ii) the number of shares sold in each transaction shall not exceed 1,500,000 shares or 15% of the aggregate share trading volume of the Company's common stock during any transaction period. The equity line is structured to accommodate a series of 10 to 12 transactions per year during the three year term.

     As consideration for entering into this agreement, the Company will issue to Swartz a warrant to purchase 720,000 shares of the Company's common stock at (i) $.31 per share or (ii) the lowest closing price for the 5 trading days prior to date of Swartz' execution of

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


3    GOING CONCERN (continued)

     all the closing documents. The term of this warrant is 5 years from the date of issuance. In addition, Swartz will purchase the Company's common stock at a discount of 7-9% of the market price. The Company at its option may select a floor price for any specified transaction below which the Company will not sell shares to Swartz under that transaction.

     In addition the Company has continued to seek additional financing needed to provide capital prior to the funding from the contemplated equity line of credit described above. Management anticipates that any equity financing would be expected to result in substantial dilution to the holders of the Company's common stock. The Company could also seek capital through debt financing. Any debt financing would likely include restrictive covenants limiting the Company's ability to obtain additional capital, whether through additional debt or equity financing, as well as restrictive covenants limiting the Company with respect to various operational and financial matters. In any event, there can be no assurance that additional financing, whether through sales of equity or debt will be available on terms and conditions acceptable to the Company, if available at all. If such financing cannot be obtained, the Company would be required to reduce or postpone expenditures, particularly with respect to advertising and promotional campaigns and may be forced to curtail certain or all operations. In addition, the inability to obtain financing would cause the Company to exhaust all of its remaining capital reserves and would have a material adverse effect on the Company's business and results of operations and its ability to continue as a going concern.

4    MARKETABLE SECURITIES, AVAILABLE FOR SALE

     Marketable securities, available for sale, consist of the following:

                                                    Unrealized   Market
                                             Cost      Loss      Value
                                            -------   -------   -------
          DECEMBER 31, 2000
          U.S. equity securities            $13,825   $13,125   $   700
                                            =======   =======   =======

     Unrealized gain (loss) on marketable securities, net of amounts realized in the statement of operations, arising during the years ended December 31, 2000 and 1999 amounted to $17,920 and $(68,649), respectively.

5    PROPERTY AND EQUIPMENT, NET

     Property and equipment consists of the following at December 31, 2000:

                                                         Estimated
                                                        Useful Life
                                                        -----------
          Computer equipment                              3 years    $  898,725
          Furniture, fixtures and office equipment        5 years       461,825
          Media equipment                                 7 years       152,825
          Leasehold improvements                          10 years      274,046
                                                                     ----------
                                                                      1,787,421
          Less accumulated depreciation and amortization                303,081
                                                                     ----------

                                                                     $1,484,340
                                                                     ==========

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


5    PROPERTY AND EQUIPMENT, NET (continued)

     Computer equipment with an original cost of $565,138 has been recorded under capitalized leases as of December 31, 2000. Depreciation expense on the computer equipment recorded under capitalized leases was $93,659 for the year ended December 31, 2000.

     Leasehold improvements have been recorded net of approximately $295,000 that the Landlord agreed, at the inception of the lease, to reimburse to the Company for improvements to the leased premises. The remaining amount due from the landlord at December 31, 2000 is approximately $76,000 and has been included in other current assets in the accompanying consolidated balance sheet.

6    CAPITALIZED LEASE OBLIGATIONS

     During the year ended December 31, 2000, the Company financed a portion of its computer equipment purchases in the form of capitalized leases. Each lease is three years in duration, bearing interest at rates ranging between 11% and 13% per annum.

     Interest expense under the capitalized lease obligations was $43,709 for the year ended December 31, 2000.

     The scheduled minimum required lease payments are as follows:

          Year ending December 31,
                 2001                               $278,384
                 2002                                216,749
                 2003                                 94,685
                                                    --------
                                                     589,818
          Less amount representing interest           89,256
                                                    --------

          Present value of minimum lease payments   $500,562
                                                    ========


     The company is currently in default of its capitalized lease obligations and accordingly, all amounts due have been classified as current in the accompanying consolidated balance sheet.

7    COMMITMENTS AND CONTINGENCIES

     LEASES

     On November 23, 1999, the Company entered into a ten-year lease agreement for new office space located in New York City. In accordance with the terms of the lease agreement, the Company issued a letter of credit to the lessor in the approximate amount of $272,000 for which the Company is required to maintain a cash deposit as collateral in a separate interest bearing account.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


7    COMMITMENTS AND CONTINGENCIES (continued)

     LEASES (continued)

     Approximate future minimum required lease payments, are as follows:

          Year ending December 31,
                2001                                 $  253,680
                2002                                    253,680
                2003                                    264,955
                2004                                    270,592
                2005                                    270,592
          Thereafter                                  1,223,301
                                                     ----------
                                                     $2,536,800
                                                     ==========

     The company is currently in default of its obligation under the lease agreement.

     In April 2000, the Company negotiated a settlement for the early termination of its former lease. The agreement required a settlement payment of $17,500, the cancellation of the former lease and surrender of the premises. The Company surrendered the premises on July 15, 2000, and has been released from any future obligations under the agreement.

     EMPLOYMENT AGREEMENTS

     On July 30, 1999, in conjunction with and, in contemplation of the Exchange Agreement discussed in Note 1, the Company entered into an employment agreement with its largest shareholder who is also the President and Chief Executive Officer of the Company. The term of the agreement is for three years, commencing September 23, 1999, and provides for a base salary of $250,000 per annum with annual bonuses of up to $250,000 per year dependent upon the Company meeting specified revenue targets. The agreement may be terminated by mutual consent or by the Company for cause. At December 31, 2000, the amount payable to the President and Chief Executive Officer under the employment agreement is $109,535.

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

     The intrinsic value of these options was measured using a share price of $10.50 per share and resulted in unearned compensation of $1,500,000.

     On October 17, 2000, the Company entered into an agreement with its Chief Operating Officer to cancel the option to purchase 500,000 shares of the Company's common stock that had been issued on April 7, 2000. At the same time, the Chief Operating Officer purchased 500,000 shares of the Company's common stock at $.0025 per share, all of which were deposited into escrow. This transaction resulted in additional unearned compensation of $936,250. These shares are to be

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


7    COMMITMENTS AND CONTINGENCIES (continued)

     EMPLOYMENT AGREEMENTS (continued)

     released from escrow as follows: 250,000 shares on December 6, 2000, and 50,000 shares on each of March 6, 2001, June 6, 2001, September 6, 2001, December 6, 2001 and March 6, 2002.

     For the year ended December 31, 2000, $1,424,376 has been charged to operations as a result of these transactions.

     TERMINATED EMPLOYMENT AGREEMENTS

     During 2000, the Company terminated the employment agreements of several officers and employees. As a result, the Company agreed to (i) make five monthly severance payments of $10,416 commencing in October 2000, (ii) forgive the outstanding balance of $8,368 in connection with a loan to an employee and (iii) pay a consulting fee of $8,000 in consideration of consulting services to be provided by one of the officers through March 10, 2001.

     In addition, 455,000 shares of the Company's common stock, issued to one of its officers under the terms of a subscription rights agreement (Note 10) became immediately vested and 71,923 shares were forfeited and repurchased by the Company at $.0025 per share in accordance with their original terms. In addition, options to purchase 216,000 shares of the Company's common stock granted to the officers under the Company's stock option plans became immediately vested and options to purchase 862,205 shares were cancelled.

     LEGAL PROCEEDINGS

     In December 2000, Zia Properties initiated an action in the District Court of El Paso County, Colorado against Vacation Emporium Corporation (as survivor of a merger with Vacation Emporium International, Inc.) and Vacation Emporium Marketing Inc., the ("Defendants") for failure to pay certain amounts due under a March 5, 1999 lease agreement between Zia Properties and Vacation Emporium International, Inc. The amount claimed by Zia Properties in this action is approximately $104,000.

     Based on the representations and discussions between the Company (which was formerly known as Vacation Emporium Corporation) and Vacation Emporium Marketing Inc., the Company believes that Vacation Emporium Marketing Inc. is solely responsible for any and all amounts owed to Zia Properties under the lease agreement.

     Vacation Emporium Marketing Inc. is currently attempting to reach a settlement of Zia Properties' claim against the Defendants. It is uncertain whether this settlement effort will be successful. If it is not, the Company will engage local counsel to represent its interest in this litigation. Regardless the Company will seek recovery from Vacation Emporium Marketing Inc. for any and all liabilities the Company may have with respect to the Zia Properties claim. The Company can make no assurance however regarding the settlement or its liability relating to this claim. As of December 31, 2000 the Company has not accrued any amounts related to this claim.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


7    COMMITMENTS AND CONTINGENCIES (continued)

     REGULATORY MATTERS

     On August 11, 1999, the Company and its President reached an agreement with the Securities and Exchange Commission in connection with certain disclosures regarding the Company's relationship with a company being recommended for purchase. The settlement calls for a consent injunction prohibiting violations of Section 17(b) and the payment of civil penalties of $35,000. The Company's costs associated with this matter have been included in the accompanying consolidated statement of operations for the year ended December 31, 1999.

8    MANDATORY REDEEMABLE PREFERRED STOCK

     On August 18, 2000, the Company sold 10 shares of its Series A Convertible Preferred Stock and a warrant exercisable over a five year period, to purchase 80,000 shares of the Company's common stock at an exercise price of $3.00 per share, for aggregate consideration of $1,000,000. The Company realized net proceeds of $995,000 after payment of certain expenses of such investor, but before expenses related to the preparation of the Registration Statement, as defined below. Each share of Series A Convertible Preferred Stock (i) has a stated value of $100,000, (ii) is entitled to receive a dividend equal to 8% of the stated value on a cumulative basis payable in cash or shares of the Company's common stock at the option of the purchaser, (iii) is convertible into shares of the Company's common stock based on the lower of (a) $2.25 or (b) 80% of the average of the three lowest closing bid prices in the 20 trading days immediately preceding the conversion date and (iv), to the extent not converted, must be redeemed three years from the date of issuance in cash or in shares of common stock at the Company's option. The Series A Convertible Preferred Stock is non-voting and has liquidation preferences to junior security holders, and equal to the adjusted stated value per share. In connection with this transaction, on October 16, 2000, the Company filed a registration statement with the Securities and Exchange Commission relating to the resale of the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock and upon exercise of the warrant.

     Pursuant to the terms of the subscription agreement (covering the issuance of the Series A Preferred Stock), if the registration has not been declared effective, the Company is obligated to pay an amount equal to 2% of the face value of the preferred stock for every 30 day period, commencing on December 1, 2000, in the form of liquidated damages. The Company has recorded charges of $20,000 for the year ended December 31, 2000, relating to this provision and will continue to accrue charges in 2001 until there is an effective registration. Commencing with the effective date of the registration, the Company has the right to redeem the shares of Series A Convertible Preferred Stock then outstanding upon 10 days notice and payment to the purchaser of an amount equal to 125% of the stated value. If the Series A Convertible Preferred Stock was converted on December 31, 2000, it would have been converted into 4,576,791 shares of the Company's common stock.

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

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


9    STOCK OPTION PLANS

     The Company has adopted two separate stock option plans that provide for the grant of options and other forms of incentive awards to selected officers, employees, directors and consultants of the Company. The purpose of these plans is to promote the growth of the Company by enabling the Company to attract and retain the best available persons for positions of substantial responsibility and to provide certain key employees with additional incentives and to contribute to the success of the Company. The Company's Board of Directors administers both plans.

          1996 COMPENSATORY STOCK OPTION PLAN

          The Company's 1996 Compensatory Stock Option Plan (the "1996 Plan") was adopted by the Board of Directors and approved by the Company's stockholders in October 1996. Options to purchase a maximum of 2,000,000 shares of common stock may be granted under the 1996 Plan. The 1996 Plan has a term of ten years and no options may be granted after expiration. On December 7, 1999, the Company's Board of Directors determined that, after the grants discussed below, no further awards would be made under the 1996 Plan.

          The 1996 Plan provides for the grant of options that are not intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as amended. Under the terms of the 1996 Plan, the exercise price of the options must be at least 85% of the fair market value of the Company's common stock on the date of grant. Options granted shall expire no later than ten years after the date of grant.

          During 1999, the Company granted to officers, directors, key employees and advisors, options to purchase 1,153,205 shares of common stock under the 1996 Plan. The options were issued as follows: (i) 878,205 options were granted, (662,205 options have been subsequently cancelled) to two of the Company's executive officers (ii) 200,000 options were granted to two of the Company's directors which vested immediately at an exercise price of $3.50 per share, and (iii) 75,000 options were granted to the Company's Advisory Board, which are exercisable at $3.50 per share and vested immediately.

          The intrinsic value of the 200,000 options granted to the directors was accounted for as compensatory options in accordance with APB 25 and gave rise to earned compensation in the amount of $462,500 on that date. The 75,000 options granted to the Company's Advisory Board members (non-director advisors) were valued in accordance with SFAS 123 and gave rise to earned compensation in the amount of $276,285 on that date.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


9    STOCK OPTION PLANS (continued)

               1999 INCENTIVE STOCK PROGRAM

               The Company's 1999 Incentive Stock Program (the "1999 Program") was adopted by the Board of Directors and approved by the stockholders during 1999. The 1999 Program permits the granting of stock options, including incentive stock options, stock appreciation rights with or without stock options and restricted stock grants.

               The actual number of shares that may be issued or transferred under the 1999 Program is 5,000,000 subject to certain adjustments. The maximum number of shares for which options and stock appreciation rights may be granted under the 1999 Program to any person during any calendar year is 500,000.

               Through December 31, 2000, the Company has granted to its officers, key employees, and advisors, options to purchase
               1,932,000 shares (1,025,000 shares have been subsequently cancelled) of common stock under the 1999 Program. These grants are exercisable at prices ranging from $1.875 to $10.00 per share, the fair value at the date of grant, and vest over two years commencing on the date of issuance.

     The following summarizes the combined activity of the option plans for the years ended December 31, 1999 and 2000:

                                                               Weighted Average
                                                   Options      Exercise Price
                                                  ----------   ----------------
          OUTSTANDING AT JANUARY 1, 1999                  --            --
          Granted                                  2,098,205         $3.73
                                                  ----------         -----

          OUTSTANDING AT DECEMBER 31, 1999         2,098,205         $3.73
          Granted                                    987,000          6.99
          Cancelled                               (1,687,205)         5.70
                                                  ----------         -----

          OUTSTANDING AT DECEMBER 31, 2000         1,398,000         $3.65
                                                  ==========         =====

     The following table summarizes, for each of the following classes of options as determined by range of exercise price, the information regarding weighted average exercise price and weighted average remaining contractual life as of December 31, 2000:

                                  Options Outstanding        Options Exercisable
                            ------------------------------   -------------------
                                       Weighted   Weighted              Weighted
                                        Average    Average    Number     Average
             Range of       Number of  Exercise   Remaining     of      Exercise
          Exercise Price     Options    Price    Life(years)  Options     Price
          ---------------   ---------  -------     -------    -------    -------

          $1.875              187,000  $ 1.875         4.8         --    $    --
          $3.500 - $4.000   1,186,000     3.79         3.6    770,000       3.68
          $10.000              25,000    10.00         2.2     25,000      10.00
                            ---------  -------     -------    -------    -------
                            1,398,000  $  3.64         3.7    795,000    $  3.96
                            ---------  -------     -------    -------    -------

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


9    STOCK OPTION PLANS (continued)

     If the Company had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans, consistent with the methodology prescribed by SFAS 123, the effect on the Company's net loss would be as follows:

                                          Year Ended December 31,
                                    ---------------------------------
                                        2000                  1999
                                    ------------          -----------

          NET LOSS

            As reported            $ (9,763,621)         $(4,521,065)
            Pro forma              $(11,850,408)         $(5,140,437)

          BASIC AND DILUTED EARNINGS PER SHARE

            As reported            $      (0.57)         $     (0.37)
            Pro forma              $      (0.69)         $     (0.45)

     The fair value of Company's common stock options granted to employees during the year ended December 31, 2000 approximated $4,591,000 and was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) 90% expected volatility, (2) risk-free interest rates ranging from 6.19% to 6.51% and (3) expected lives of three to five years.

10   SHAREHOLDERS' EQUITY

     In connection with, and in contemplation of the Exchange Agreement, on July 30, 1999, the Company sold 1,258,205 shares of common stock for $.0025 per share to certain key employees of WSSI, and to two other individuals who entered into employment agreements with the Company. These shares were placed in escrow and are subject to repurchase by the Company in declining increments over a two-year period at $.0025 per share if employment is terminated. The issuance of these shares gave rise to unearned compensation, which is being earned and charged to expense ratably over the two-year escrow period. For the years ended December 31, 2000 and 1999, $3,213,646 and $1,340,965, respectively, has been expensed and included in the accompanying consolidated statements of operations. As of December 31, 2000, an aggregate of 71,923 shares of common stock have been forfeited (Note 7) and 142,500 shares remain in escrow.

     At December 31, 2000, the Company had warrants outstanding to purchase 230,000 shares of the Company's common stock at an exercise price of $3.00 per share. These warrants expire in 2005.

11   INCOME TAXES

     The approximate effects of temporary differences and net operating loss carryforwards that give rise to deferred tax assets at December 31, 2000, are summarized as follows:

          Net operating loss carryforward                  $  4,370,000
          Stock compensation                                  6,110,000
          Valuation allowance on deferred tax asset         (10,480,000)
                                                           ------------

          Deferred tax asset, net                          $         --
                                                           ============

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


11   INCOME TAXES (continued)

     The Company has provided for a full valuation allowance on the deferred tax asset due to the uncertainty of its realization.

     The Company's federal net operating loss carryforwards, which are available to offset future taxable income, if any, expire through 2020.

12   RETIREMENT PLANS

     In January 1996, WSSI adopted a profit sharing plan on behalf of its employees whereby contributions to the plan are made at the discretion of management and no contributions are made by employees. During the year ended December 31, 1999, management elected to make contributions to the plan in the amount of $100,000. Management elected not to make any contributions for the year ended December 31, 2000.

13   SUBSEQUENT EVENTS

     REPURCHASE OF COMMON STOCK

     In February and March 2001, three individuals terminated their employment with the Company. The Company has repurchased 41,250 shares of previously issued common stock at $.0025 per share from these individuals in accordance with the terms of their subscription agreements (Note 10).

     PREFERRED STOCK CONVERSION

     On January 3, 2001, Series A Convertible Preferred Stock, with a stated value of $60,000 together with $1,802 of cumulative dividends, were converted into 274,674 shares of the Company's common stock in accordance with the terms of the Series A Convertible Preferred Stock. An additional, $16,000 together with $607 of cumulative dividends was converted into 104,445 shares of common stock on February 9, 2001.

ITEM 7. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Gelfond Hochstadt Pangburn, P.C. and Lilling & Company LLP were previously the principal accountants for us and for Wall Street Strategies, Inc., respectively. On March 20, 2000, the engagement of these firms was terminated by our board of directors.

In connection with the audit by Lilling & Company of Wall Street Strategies, Inc. for the two fiscal years ended December 31, 1998, there were no disagreements with Lilling on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused Lilling to make reference in connection with their opinion to the subject matter of the disagreement. Lilling & Company has not issued any opinion with respect to either our financial statements or those of Wall Street Strategies, Inc. for the fiscal year ended December 31, 1999.

Gelfond Hochstadt Pangburn, P.C. has not issued any opinions on our financial statements, and, therefore, there have been no adverse opinions, disclaimers of opinion, qualifications or modifications as to audit scope or accounting principles regarding any report of Gelfond on our financial statements. There were no disagreements with Gelfond on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures leading to their termination.

On March 21, 2000, we engaged Hays & Company to audit our financial statements for the fiscal year ended December 31, 1999. Hays & Company had not previously provided any services to us or to Wall Street Strategies, Inc.

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS The following table sets forth the name, age and position of each of our directors and executive officers.

     NAME                    AGE                   POSITION
     ----                    ---                   --------
     Charles V. Payne........ 37   Chief Executive Officer, President & Director
     Daliah Amar............. 40   Chief Operating Officer
     Ian Bress............... 44   Chief Financial Officer
     Gerald Turner........... 58   Director
     David J. McCallen....... 43   Director

CHARLES V. PAYNE has been our Chief Executive Officer, President and a director since our acquisition of Wall Street Strategies, Inc., in September 1999. Since 1991, Mr. Payne has been President, Chief Executive Officer, director and chief analyst of Wall Street Strategies, Inc.

DALIAH AMAR joined us as Chief Operating Officer in March 2000. From February 1999 through May 1999, Ms. Amar was the Vice President, Sales and Marketing, at Big Apple Technologies Inc., a value added reseller and integrator of computer equipment. From September 1996 through April 1998, Ms. Amar was the Executive Vice President, Global Sales, of IPC Information Inc., a provider of integrated equipment and services, including trading systems, international voice and data network services and cabling infrastructure to the financial community. From May 1994 through July 1996, Ms. Amar was the President and founder of BellSouth Network Solutions Inc., a provider of network integration systems, including consulting, design, implementation, management and support services to BellSouth's largest customers.

IAN BRESS has been with Wall Street Strategies as our Chief Financial Officer since October 2000. Prior to joining us, Mr. Bress served as President of East Coast Operations with HealthFusion.com from its inception in January 1999 until October 2000. From January 1984 until December 1998, he was the Senior Managing Partner and founder of a New York based Certified Public Accounting firm.

GERALD TURNER has been a director since August 1999. Mr. Turner is Chairman and co-founder of Potomac Capital Group, Inc., an advisory firm focusing on acquisition and divestiture services, capital raising, and strategy consulting. Mr. Turner has been Chairman of Potomac Capital Group, Inc. since before 1995.

DAVID J. MCCALLEN became one of our directors in August 1999. He was our Executive Vice President and Secretary from September 1999 until September 2000. From September 1997 to April 1999, Mr. McCallen was associated with Potomac Capital Group, Inc., Falls Church, Virginia, a private investment bank, where he focused on capital raising and strategy consulting. From July 1996 through June 1997, Mr. McCallen was Director of Marketing for Xybernaut Corp., Fair Lakes, Virginia. From October 1995 to June 1996, Mr. McCallen was Marketing Director at TELE-TV, a broadband interactive services firm formed as a joint venture by Bell Atlantic, NYNEX and Pacific Telesis. Prior to October 1995, Mr. McCallen was director of marketing for a computer networking company located in Los Gatos, California.

Our by-laws provide that the board of directors shall consist of not less than one and no more than seven persons as resolved by the board from time to time. Members of the board serve until the next annual meeting of shareholders and until their successors are elected and qualified. Directors are elected by plurality vote. At least one-fourth in number of the directors must be elected annually. Meetings of the board are held when and as deemed necessary or appropriate. Officers are appointed by and serve at the discretion of the board. There are no family relationships among any of our directors.

We have entered into a voting agreement with various parties fixing the number of directors at five and identifying the individuals who are to act as members of the board. See "Description of Securities--Voting Agreements".

ADVISORY BOARD

In August 1999, we formed an advisory board which currently consists of two members. We consider the advisory board to be an important source of professional talent, as well as an important resource for the development of organizational infrastructure and processes. In addition, the advisory board is expected to assist us in enhancing awareness about our products, establishing strategy and financial relationships and developing our website.

THE MEMBERS OF THE ADVISORY BOARD ARE:

Kenneth C. Allen Vice President at Lehman Brothers Investment Banking Division. Mr. Allen currently focuses on providing corporate finance to technology companies, specifically, internet consulting businesses and systems integration firms.

Robert Boehm Vice President of Human Resources for the Americas for Baan Company N.V., a Netherlands based global provider of enterprise business management software.

EMPLOYMENT AGREEMENTS AND RELATED MATTERS

On September 23, 1999, we entered into an employment agreement with Charles Payne, our President and Chief Executive Officer. The agreement has a term of three years at an annual salary of $250,000 subject to increases at the discretion of our board of directors but no less than 10% per annum. The agreement also provides for annual bonuses of no less than $125,000 provided that we reach certain revenue milestones. The agreement contains customary terms relating to expense reimbursement and benefits, as well as confidentiality and non-compete provisions.

On December 7, 1999, we granted to Mr. Payne a stock option to purchase 300,000 shares of common stock at an exercise price of $4.00 per share. Mr. Payne's option becomes exercisable in various increments over the two years following the date of grant. The option remains exercisable until five years after the date of grant, but terminates upon Mr. Payne's termination as an employee for any reason. However, the option (to the extent exercisable, if at all) remains exercisable for one year following Mr. Payne's termination due to death, and ninety (90) days following termination due to disability.

We have also entered into an employment agreement, dated April 7, 2000, with Daliah Amar, our Chief Operating Officer. The agreement has a term of three years at an annual base salary of $175,000 subject to annual review by our board of directors for possible increase. The agreement also provides for an annual incentive bonus of up to 50% of base salary. In addition, in accordance with the terms of the employment agreement, on April 7, 2000, we granted to Ms. Amar a stock option to purchase 500,000 shares of common stock at an exercise price of $7.50 per share. On October 17, 2000, the Chief Operating Officer and the Company entered an agreement causing there to be a simultaneous cancellation of the stock option and the purchase of 500,000 shares of the Company's common stock for $.0025 per share. These shares will be held in escrow and are scheduled to be released as follows: On December 6, 2000, 250,000 were released from escrow, and 50,000 shares on each of March 6, 2001, June 6, 2001, September 6, 2001, December 6, 2001 and March 6, 2002 will be released.

ITEM 9. EXECUTIVE COMPENSATION

THE FOLLOWING TABLE SETS FORTH THE COMPENSATION PAID TO THE PRINCIPAL

Executive Officers, whose annual salaries and bonuses exceeded $100,000 for services rendered to us and our predecessors for the years ended December 31, 2000, December 31, 1999, and December 31, 1998.

SUMMARY COMPENSATION TABLE

          Name &
          Principal
          Position                        Year     Salary            Bonus
          ---------------------           ----    --------       ------------

          Charles V. Payne, CEO           2000    $256,781       $250,000(1,2)
          Charles V. Payne, CEO           1999    $250,000       $250,000(1,2)
          Charles V. Payne, CEO           1998    $134,835       $100,000(3)
          Daliah Amar, COO                2000    $143,836       $ 71,918
          Shawn Baldwin, CSO              2000    $169,608(4)
          David McCallen, EVP             2000    $145,834

(1) Does not include other annual compensation consisting of life insurance, disability and health insurance and a parking allowance.

(2) In accordance with the provisions of his employment agreement, Mr. Payne received specified bonuses based on achievement by Wall Street Strategies, Inc. of revenue goals. In September 2000, our board agreed to amend Mr. Payne's employment agreement to provide that bonuses would be based on sales and not on revenues. No discretionary bonus was paid to Mr. Payne.

(3) Mr. Payne was the sole shareholder and director of Wall Street Strategies, Inc. during 1998. This includes $35,000 paid in consulting fees.

STOCK OPTION PLANS

We have adopted two separate stock option plans that provide for the grant of options and other forms of incentive awards to selected officers, employees, directors, and consultants to us or our subsidiaries. The purpose of these plans is to promote our growth by enabling us to attract and retain the best available persons for positions of substantial responsibility and to provide employees with additional incentives to contribute to our success. Both plans are administered by our board of directors (unless it elects a committee to administer the plans).

1996 COMPENSATORY STOCK OPTION PLAN

Our 1996 compensatory stock option plan was adopted by our board of directors and approved by our shareholders in October 1996. Subject to adjustment in the event of certain specified corporate events, options to purchase a maximum of 2,000,000 shares of common stock may be granted under the 1996 stock option plan. The plan has a term of ten years and no options may be granted after its expiration. On December 7, 1999, our board of directors determined that no further awards will be made under the 1996 stock option plan. As of that date, options to purchase a total of 1,153,205 shares of common stock were outstanding under the plan. The 1996 stock option plan provides solely for the grant of options that are not intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986. Under the terms of the 1996 stock option plan, the exercise price of the options must be at least 85% of the fair market value of our common stock on the date of grant. The term of options to be granted may not exceed 10 years from the date of grant and generally terminate automatically: upon termination of employment for cause; within a period (specified in the individual option grant) after termination of employment without cause; within twelve months after the death of an employee; and, in the event of total disability, one year after termination of employment unless otherwise specified in the grant. Generally, options are not transferable other than by will or by operation of law.

Options may be exercised by paying the cash exercise price, or, with the consent of the board of directors, by delivering to us securities or a personal recourse promissory note. At the discretion of our board of directors, as determined in the individual options grant, an option may contain a cashless exercise provision.

1999 INCENTIVE PROGRAM

On December 7, 1999, our shareholders approved the 1999 incentive program that had been adopted by the board of directors. The program permits the granting of any or all of the following types of awards: stock options, including incentive stock options, stock appreciation rights in tandem with stock options or freestanding, and restricted stock grants.

The aggregate number of shares of common stock that may be issued or transferred under the program is 5,000,000, subject to adjustment in the event of certain specified corporate events, plus (i) any shares which are forfeited under the program or the 1996 stock option plan, (ii) the number of shares repurchased by us in the open market and otherwise with an aggregate price no greater than the cash proceeds received by us from the sale of shares under the program and (iii) any shares surrendered to us in payment of the exercise price of options issued under the program. However, no award may be issued that would bring the total of all outstanding awards under the 1999 program to more than 15% of the total number of shares of common stock at the time outstanding. The maximum number of shares for which options and stock appreciation rights may be granted under the 1999 program to any person during any calendar year is 500,000 (subject to appropriate adjustment in the event of any changes in our capitalization).

Options may be exercised in cash or, with the board of directors' approval, by delivering shares of common stock already owned by the grantee and having a fair market value on the date of exercise equal to the option price, or a combination of cash and shares. The board of directors may provide for a cashless exercise provision in the individual grant.

The board of directors may at various times amend, alter, suspend or discontinue the program, subject to any requirement of shareholder approval required by applicable law; provided, that no amendment shall be made without shareholder approval if such amendment would (i) increase the maximum number of shares of common stock available for issuance under the program, (ii) reduce the minimum option price in the case of an option or the base price in the case of a stock appreciation right, (iii) effect any change inconsistent with Section 422 of the Internal Revenue Code or (iv) extend the term of the 1999 program. The program terminates on the tenth anniversary of its effective date unless terminated earlier or extended by the board of directors.

In the case of incentive stock options granted under the program, the following special rules apply:

The aggregate fair market value of the stock covered by incentive stock options granted under the program or any of our other stock option plans or of any of our subsidiaries or parent that become exercisable for the first time by any optionee in any calendar year shall not exceed $100,000. The period for exercise of the option shall not exceed ten years from the date of the grant (or five years if the optionee is also a 10% shareholder). The option price at which common stock may be purchased under an incentive stock option shall be the fair market value (or 110% of the fair market value if the optionee is a 10% shareholder) of the common stock on the date of the grant. Incentive stock options may only be granted to our employees (including officers) or of a subsidiary or parent. These options by their terms shall not be transferable by the optionee other than by the laws of descent and distribution, and shall be exercisable, during the lifetime of the optionee, only by the optionee.

As of December 31, 2000, a total of 1,398,000 options were outstanding under the programs.

The following table sets forth certain information concerning stock options granted to Principal Executive Officers during 2000. The exercise price for the grant to such named person was the fair market value of the shares of common stock on the date of grant, determined by reference to the closing price as quoted in the OTC Electronic Bulletin Board on such date.

OPTIONS GRANTS IN LAST FISCAL YEAR

NAME                   NUMBER OF    PERCENT OF TOTAL OPTIONS    Exercise
EXP DATE           OPTIONS ISSUED     GRANTED TO EMPLOYEES        Price
--------           ---------------  ------------------------    --------
Ian Bress
10/17/05               150,000                 16%                $1.875


No options were exercised (or exercisable) during 2000.

ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 30, 2001, based on information obtained from the persons named below, with respect to the beneficial ownership of the common stock by (i) each person known by us to own beneficially 5% or more of the common stock, (ii) each of our directors and officers and (iii) all directors and officers as a group. The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the SEC, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. Unless otherwise indicated, the address for each person is c/o Wall Street Strategies Corporation, 80 Broad Street, New York, NY 10004.

                                                    NUMBER OF    PERCENTAGE
NAME OF BENEFICIAL OWNER                           SHARES OWNED     OWNED
------------------------                           ------------   ----------

Charles V. Payne(1)(2)                              11,355,197      62.2%

David J. McCallen (4)                                  555,000       3.0%

Daliah Amar                                            500,000       2.8%

Gerald Turner(3)
11911 Freedom Drive
Suite 440
Reston, VA 20190                                       102,000         *

All executive officers and directors as a group     12,512,197        68%
--------------------------------------------------------------------------------

* Less than 1%

(1) Includes 800,000 shares held of record by Todd Moore. Pursuant to a stock transfer agreement between Messrs. Payne and Moore and a related irrevocable proxy from Mr. Moore, Mr. Payne has the right, for a period of up to one year ending not later than January 17, 2001, to vote the 800,000 shares held of record by Mr. Moore. Includes an aggregate of 1,258,205 shares held of record by certain employees of the company as well as a total of 281,094 shares issuable upon options held by each of those employees and that are exercisable within 60 days. Mr. Payne has the right in certain instances pursuant to a voting agreement with these employees to direct the voting of the their shares whether owned at the time of the agreement or subsequently acquired. Includes 150,000 shares held of record by Ian Rice and approximately 60,000 shares held of record by Corporate Communications Network, Inc. ("CCN"). Pursuant to a voting agreement among Mr. Payne, Mr. Rice, CCN and Sigma Limited, S.A. ("Sigma"), for a period of two years ending September 23, 2001, Mr. Payne will vote his shares for the election to the board of directors of two designees of Sigma (including Mr.
     Rice), and Mr. Rice and CCN will vote their shares for the election to the board of directors of Mr. Payne and two of his designees (who, pursuant to the terms of the Voting Agreement, are Messrs. Turner and McCallen). In addition, includes 150,000 shares issuable upon exercise of currently exercisable option. Does not include 150,000 shares issuable upon exercise of options which are not exercisable within 60 days.

(2) Pursuant to a voting agreement among Mr. Payne, Mr. Rice, CCN and Sigma, for a period of two years ending September 23, 2001, Mr. Payne will vote his shares for the election to the board of directors of two designees of Sigma (including Mr. Rice), and Mr. Rice and CCN will vote their shares for the election to the board of directors of Mr. Payne and two of his designees.

(3) Includes 100,000 shares issuable upon exercise of currently exercisable stock options.

(4) Includes 100,000 shares issuable upon exercise of currently exercisable stock options.


CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not entered into any transactions during the last two fiscal years with any director, executive officer, director nominee, 5% or more shareholder, nor have we entered into transactions with any member of the immediate families of the foregoing persons (including spouses, parents, children, siblings and in-laws), nor is any transaction proposed except for the following:

It is our policy that all transactions between us and our officers, directors, principal shareholders and their affiliates be on terms that are at least as favorable as could be obtained from unrelated third parties in arms-length transactions, and that all these transactions be approved by a majority of the disinterested members of the board of directors. We believe that the transaction described above complied with such policy.

                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized

                                           WALL STREET STRATEGIES CORPORATION
                                                      (Registrant)



Date April 6, 2001                         By: /s/ CHARLES V. PAYNE
                                               --------------------
                                           Charles V. Payne
                                           President and Chief Executive Officer

                                           By: /s/ IAN BRESS
                                               --------------------
                                           Ian Bress
                                           Chief Financial Officer