Form 10QSB
period 2001-03-31
WALL STREET STRATEGIES CORP
filed 2001-05-18
CIK 1106759

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

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

                                 Yes ___x___ No ______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 30, 2001, the registrant had 18,447,549 shares of Common Stock outstanding.

            Transmittal Small Business Disclosure Format (check one)

Yes ______  No  ___x___

                WALL STREET STRATEGIES CORPORATION AND SUBSIDIARY

                          FORM 10-QSB - March 31, 2001



         Index                                                             Page
                                                                          Number
                                                                          ------
PART I  FINANCIAL INFORMATION

Item 1  Condensed Consolidated Balance Sheets at March 31, 2001                3
        and December 31, 2000 (unaudited at March 31, 2001)

        Condensed Consolidated Statements of Operations for the                4
        three months  ended March 31, 2001 and March 31, 2000
        (unaudited)

        Condensed Consolidated Statement of Shareholders' Equity               5
        for the three months ended March 31, 2001 (unaudited)

        Condensed Consolidated Statements of Cash Flows for the                6
        three months ended March 31, 2001 and March 31, 2000
        (unaudited)

        Notes to Condensed Consolidated Financial Statements                   7
        (unaudited)

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             16

PART II OTHER INFORMATION

Item 1  Legal Proceedings                                                     21
Item 2  Changes in Securities and Use of Proceeds                             22
Item 3  Defaults Upon Senior Securities                                       22
Item 4  Submission of Matters to a Vote of Security Holders                   22
Item 5  Other Information                                                     22
Item 6  Exhibits and Reports on Form 8 - K                                    22

PART I - FINANCIAL INFORMATION

This report contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1996.
Those statements appear in a number of places herein and include statements regarding the intent, belief or current expectations of the Company, primarily with respect to the future operating performance of the Company or related developments. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results and developments may differ from those described in the forward-looking statements as a result of various factors, many of which are beyond the control of the Company.

ITEM 1 - FINANCIAL STATEMENTS
                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                          FORM 10-QSB - MARCH 31, 2001

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      (Unaudited)
                                                       March 31,   December 31,
                                                          2001          2000
                                                      -----------   -----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                           $        --   $    82,139
  Accounts receivable                                      11,250        29,820
  Marketable securities, available for sale,
    at market value                                           368           700
  Deferred commission expense                             203,265       246,337
  Other current assets                                    153,796       176,984
                                                      -----------   -----------

         Total current assets                             368,679       535,980

Property and equipment, net                             1,377,602     1,484,340
Deferred website development costs, net                   162,280       206,855
Restricted cash deposit                                   272,000       272,000
Security deposits                                              --        40,000
                                                      -----------   -----------

                                                      $ 2,180,561   $ 2,539,175
                                                      ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses               $ 2,224,603   $ 1,944,581
  Accrued compensation                                    238,947       291,495
  Capitalized lease obligations                           477,575       500,562
  Deferred subscription income                            580,756       703,817
  Shareholder loan payable                                 50,000        50,000
                                                      -----------   -----------

         Total current liabilities                      3,571,881     3,490,455
                                                      -----------   -----------

COMMITMENTS AND CONTINGENCIES

Mandatory redeemable series A convertible
  preferred stock- 8% cumulative, $.001 par value;
  5,000,000 shares authorized; 9.24 and 10 shares
  issued and outstanding                                  972,145     1,029,778

SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock, $.001 par value; 50,000,000 shares
    authorized; 18,447,549 and 18,109,680 shares
    issued and outstanding                                 18,448        18,110
  Additional paid-in capital                           13,843,134    14,019,475
  Accumulated deficit                                 (15,025,030)  (14,186,891)
  Unearned compensation                                (1,186,559)   (1,818,627)
  Accumulated other comprehensive loss                    (13,458)      (13,125)
                                                      -----------   -----------

         Total shareholders' equity (deficit)          (2,363,465)   (1,981,058)
                                                      -----------   -----------

                                                      $ 2,180,561   $ 2,539,175
                                                      ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                          FORM 10-QSB - MARCH 31, 2001

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three months ended
                                                             March 31,
                                                   ----------------------------

                                                       2001            2000
                                                   ------------    ------------
REVENUE
  Subscription income                              $    698,943    $  1,430,295
  Interest and dividends                                  4,099          14,252
  Realized gain on sale of marketable securities             --          36,118
                                                   ------------    ------------
                                                        703,042       1,480,665
                                                   ------------    ------------

COSTS AND EXPENSES
  Salaries and commissions                              873,163       2,469,652
  Other operating expenses                              275,535         358,525
  Consulting fees                                        28,110         299,685
  Payroll taxes and employee benefits                    74,904         136,274
  Professional fees                                      61,116         105,479
  Website development costs                                  --          78,198
  Depreciation and amortization                         151,313          40,624
  Rent and occupancy                                     75,040          32,089
                                                   ------------    ------------
                                                      1,539,181       3,520,526
                                                   ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (836,139)     (2,039,861)

Provision for income taxes                                2,000          97,644
                                                   ------------    ------------

NET LOSS                                           $   (838,139)   $ (2,137,505)
                                                   ============    ============

Basic and diluted net loss per share               $      (0.05)   $      (0.13)
                                                   ============    ============

Weighted average common shares
  outstanding                                        18,057,187      16,921,737
                                                   ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                         FORM 10 - QSB - MARCH 31, 2001

       CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                        THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)




                                                                                               Accumulated
                                                                                                  other       Total
                                   Common stock       Additional                                 compre-   shareholders'  Compre-
                               --------------------     paid-in     Accumulated      Unearned    hensive      equity      hensive
                                 Shares     Amount      capital       deficit      compensation    loss      (deficit)      loss
                               ----------   -------   -----------   ------------   -----------   --------   -----------   --------
BALANCE, JANUARY 1, 2001       18,109,680   $18,110   $14,019,475   $(14,186,891)  $(1,818,627)  $(13,125)  $(1,981,058)

Re-purchase of stock
  from employees                  (41,250)      (41)     (233,595)            --       233,534         --          (102)

Amortization of stock
  compensation                         --        --            --             --       398,534         --       398,534

Preferred stock conversion        379,119       379        75,621             --            --         --        76,000

Preferred stock dividend               --        --       (18,367)            --            --         --       (18,367)

Marketable securities
  valuation adjustment                 --        --            --             --            --       (333)         (333) $   (333)

Net loss, three months
  ended March 31, 2001                 --        --            --       (838,139)           --         --      (838,139) (838,139)
                               ----------   -------   -----------   ------------   -----------   --------   ----------- ---------

     Total comprehensive loss                                                                                           $(838,472)
                                                                                                                        =========

BALANCE, MARCH 31, 2001        18,447,549   $18,448   $13,843,134   $(15,025,030)  $(1,186,559)  $(13,458)  $(2,363,465)
                               ==========   =======   ===========   ============   ===========   ========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                          FORM 10-QSB - MARCH 31, 2001

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Three months ended
                                                              March 31,
                                                        ---------   -----------

                                                           2001          2000
                                                        ---------   -----------
INCREASE (DECEASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities

  Net loss                                              $(838,139) $(2,137,505)

  Adjustments to reconcile net loss to net
  cash (used in) provided by operating activities
    Depreciation and amortization                         151,313       40,624
    Realized gain on sale of marketable securities             --      (36,118)
    Stock compensation                                    398,534    1,696,870

  Changes in operating assets and liabilities
    Accounts receivable                                    18,570      (15,705)
    Deferred commission expense                            43,072     (311,035)
    Other assets                                           63,188       (4,639)
    Accounts payable and accrued expenses                 280,021      172,829
    Accrued compensation                                  (52,548)     (40,048)
    Income taxes payable                                       --       64,658
    Deferred subscription income                         (123,061)     844,288
    Accrued pension expense                                    --     (100,000)
                                                         ---------  ----------
       Net cash (used in) provided
         by operating activities                          (59,050)     174,219
                                                        ---------   ----------
  Cash flows from investing activities
    Purchase of property and equipment                         --     (125,472)
    Deferred website development costs paid                    --     (141,530)
    Cash paid for construction in progress                     --     (141,142)
    Proceeds from the sale of marketable securities            --       64,045
    Payment made for other assets                              --       (4,065)
                                                        ---------   ----------
      Net cash used in investing activities                    --     (348,164)
                                                        ---------   ----------
Cash flows from financing activities
  Re-purchase of stock from employees                        (102)          --
  Repayment of capitalized lease obligations              (22,987)          --
                                                        ---------   -----------
      Net cash used in financing activities               (23,089)          --
                                                        ---------   ----------
Net decrease in cash and cash equivalents                 (82,139)    (173,945)

Cash and cash equivalents, beginning of period             82,139    2,506,505
                                                        ---------   ----------
Cash and cash equivalents, end of period                $      --   $2,332,560
                                                        ---------   ----------
Supplemental disclosure of cash flow information
      Interest paid                                     $  13,348   $       --
                                                        ---------   -----------
      Income taxes paid                                 $      --   $   32,986
                                                        ---------   -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                          FORM 10 -QSB - MARCH 31, 2001

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1    BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for a complete set of financial statements. In the opinion of the management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the December 31, 2000 consolidated financial statements and notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The accounting policies used in the preparation of these condensed consolidated financial statements are consistent with those described in the December 31, 2000 consolidated financial statements.

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

                          FORM 10 -QSB - MARCH 31, 2001

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

3    GOING CONCERN

     The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant losses from operations and has generated insufficient operating revenue to fund its expenses. In addition, at March 31, 2001, the Company had a working capital deficiency of approximately $3,200,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is contingent upon it obtaining additional debt and/or equity capital financing. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In contemplation of obtaining additional financing, the Company signed a Letter of Agreement on January 25, 2001, with Swartz Private Equity, LLC ("Swartz"), for a $10,000,000 irrevocable equity line of credit. Subject to closing, the agreement provides for Swartz to purchase up to $10,000,000 of the Company's common stock, together with convertible warrants, over a three year period which will be sold to Swartz at the Company's discretion. The Company will be required, by the terms of the agreement, to file a registration statement with the Securities and Exchange Commission (the "SEC") registering the common stock (inclusive of the convertible warrants) that potentially could be issued under the terms of the equity line of credit. The agreement prohibits the Company from selling common stock to Swartz, until such time that it's registration statement is deemed effective by the SEC. In addition, throughout the term of the agreement, the Company would be required to maintain an effective registration on all common stock covered under the agreement as a condition of selling stock to Swartz. There is no guarantee that the Company will be able to gain an effective registration in a timely manner, if at all, and whether it will be able to maintain an effective registration.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                          FORM 10 -QSB - MARCH 31, 2001

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3    GOING CONCERN (continued)

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

     As consideration for entering into this agreement, the Company will issue to Swartz a warrant to purchase 720,000 shares of the Company's common stock at (i) $.31 per share or (ii) the lowest closing price for the 5 trading days prior to date of Swartz' execution of all the closing documents. The term of this warrant is 5 years from the date of issuance. In addition, Swartz will purchase the Company's common stock at a discount of 7-9% of the market price. The Company, at its option, may select a floor price for any specified transaction below which the Company will not sell shares to Swartz under that transaction.

     If the Company is unsuccessful in obtaining financing in the interim period prior to the contemplated equity line of credit, it is unlikely that it will be able to pay the necessary costs to proceed with the equity line of credit financing. The lack of an immediate capital infusion would cause the Company to exhaust all of its remaining capital reserves and would have a material adverse effect on the Company's business and results of operations and its ability to continue as a going concern. To date the Company has not obtained financing and has therefore temporarily halted it efforts to move forward on the aforementioned equity line of credit.

     Management anticipates that any equity financing or interim financing would be expected to result in substantial dilution to the holders of the Company's common stock. In any event, there can be no assurance that additional financing will be available on terms and conditions acceptable to the Company, if available at all. If such financing cannot be obtained, the Company would be required to reduce or postpone expenditures, particularly with respect to advertising and promotional campaigns and may be forced to curtail certain or all operations.

4    MARKETABLE SECURITIES, AVAILABLE FOR SALE

     Marketable securities available for sale, consist of the following:

                                                 Unrealized       Market
                                     Cost          loss            value
                                   ---------     ---------      ---------
     U.S. equity securities        $  13,826     $ (13,459)     $     367
                                   =========     =========      =========

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                          FORM 10 -QSB - MARCH 31, 2001

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5    PROPERTY AND EQUIPMENT, NET

     Property and equipment consists of the following at March 31, 2001:

                                                       Estimated
                                                      useful life
                                                      -----------
     Computer equipment                                 3 years      $  898,725
     Furniture, fixtures and office equipment           5 years         461,825
     Media equipment                                    7 years         152,825
     Leasehold improvements                             10 years        274,046
                                                                     ----------
                                                                      1,787,421
     Less accumulated depreciation and amortization                     409,819
                                                                     ----------

                                                                     $1,377,602
                                                                     ==========

6    CAPITALIZED LEASE OBLIGATIONS

     The Company has financed a portion of its computer equipment purchases in the form of capitalized leases. Each lease is three years in duration, bearing interest at rates ranging between 11% and 13% per annum.

     Interest expense under the capitalized lease obligations was $13,348 for the three months ended March 31, 2001.

     The scheduled minimum required lease payments are as follows:

     Year ending December 31,
            2001                                 $255,397
            2002                                  216,749
            2003                                   94,685
                                                 --------
                                                  566,831
     Less amount representing interest             89,256
                                                 --------

     Present value of minimum lease payments     $477,575
                                                 ========


     The company is currently in default of its capitalized lease obligations and accordingly, all amounts due have been classified as current in the accompanying condensed consolidated balance sheet.

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

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                          FORM 10 -QSB - MARCH 31, 2001

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7    COMMITMENTS AND CONTINGENCIES (continued)

     LEASES (continued)

     Approximate future minimum required lease payments are as follows:

             Year ending December 31,
                  2001                              $   253,680
                  2002                                  253,680
                  2003                                  264,955
                  2004                                  270,592
                  2005                                  270,592
             Thereafter                               1,223,301
                                                    -----------

                                                    $ 2,536,800
                                                    ===========


     The company is currently in default of its obligation under the lease agreement (see legal proceedings below).

     EMPLOYMENT AGREEMENTS

     On July 30, 1999, in conjunction with and, in contemplation of the Exchange Agreement discussed in Note 1, the Company entered into an employment agreement with its largest shareholder who is also the President and Chief Executive Officer of the Company. The term of the agreement is for three years, commencing September 23, 1999, and provides for a base salary of $275,000 per annum with annual bonuses of up to $250,000 per year dependent upon the Company meeting specified revenue targets. The agreement may be terminated by mutual consent or by the Company for cause. At March 31, 2001, amounts payable to the President and Chief Executive Officer under the employment agreement is $116,696.

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

     On October 17, 2000, the Company entered into an agreement with its Chief Operating Officer to cancel the option to purchase 500,000 shares of the Company's common stock that had been issued on April 7, 2000. At the same time, the Chief Operating Officer purchased 500,000 shares of the Company's common stock at $.0025 per share, all of which were deposited into escrow. This transaction resulted in additional unearned compensation of $936,250. These shares are to be released from escrow as follows: 250,000 shares on December 6, 2000, and 50,000 shares on

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                          FORM 10 -QSB - MARCH 31, 2001

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7    COMMITMENTS AND CONTINGENCIES (continued)

     EMPLOYMENT AGREEMENTS (continued)

     each of March 6, 2001, June 6, 2001, September 6, 2001, December 6, 2001 and March 6, 2002. For the three months ended March 31, 2001 $202,375 has been charged to operations as a result of these transactions.

     LEGAL PROCEEDINGS

     ZIA PROPERTIES

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

     Vacation Emporium Marketing Inc. is currently attempting to reach a settlement of Zia Properties' claim against the Defendants. It is uncertain whether this settlement effort will be successful. If it is not, the Company will engage local counsel to represent its interest in this litigation. Regardless the Company will seek recovery from Vacation Emporium Marketing Inc. for any and all liabilities the Company may have with respect to the Zia Properties claim. The Company can make no assurance however regarding the settlement or its liability relating to this claim. As of March 31, 2001, the Company has not accrued any amounts related to this claim.

     AMERICAN EXPRESS TRAVEL RELATED SERVICES COMPANY

     American Express Travel Related Services Company, Inc. has filed a summons and complaint for delinquencies in the amount of $259,933, plus $38,990 in legal fees, relating to amounts due on the corporate credit card account. The Chief Executive Officer, a former employee, and the Company have been named as defendants. American Express is seeking a judgment against the defendants for corporate credit card breach of contract, in the sum of $298,923. The Company has filed a response and is contesting certain elements of the summons and complaint. As of March 31, 2001, the Company has accrued approximately $250,000 related to the summons and complaint.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                          FORM 10 -QSB - MARCH 31, 2001

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7    COMMITMENTS AND CONTINGENCIES (continued)

     LEGAL PROCEEDINGS (continued)

     PRAEDIUM II BROADSTONE LLC

     Praedium II Broadstone LLC (the "Landlord") filed a notice of non-payment ("Petition") seeking eviction, naming the Company as the defendant, and relating to the default on the lease for the Company's premises at 80 Broad Street, New York, NY. The petitioner landlord is requesting a final judgment awarding possession of the Company's premises to the landlord. In addition, the petition seeks a judgment for rent in arrears of $70,131, interest, attorney fees, and other related trial costs. The Company is in the process of preparing its response to the Petition. As of March 31, 2001, the Company has accrued approximately $70,000 for past due rent.

     PENDING CREDITORS CLAIMS

     The company is delinquent on most of its trade payables and has defaulted on its capitalized lease obligations. The delinquencies with vendors and the default on the capitalized lease obligations has prompted several creditors to threaten legal collection action or in some cases file a complaint and summons for amounts due on trade credit extended to the Company.

     The actions taken by creditors including the secured creditor on the capitalized lease obligations and the landlord, will force the Company to incur legal fess and devote substantial resources to defending these actions. Without additional financing the Company lacks the capital that would be necessary to properly defend these claims. In addition, the creditors provide vital services and equipment that if discontinued, would cause there to be disruptions in the Company's ordinary cause of business and severely limit the Company's ability to conduct normal business operations going forward.

8    MANDATORY REDEEMABLE PREFERRED STOCK

     On August 18, 2000, the Company sold 10 shares of its Series A Convertible Preferred Stock and a warrant exercisable over a five-year period, to purchase 80,000 shares of the Company's common stock at an exercise price of $3.00 per share, for aggregate consideration of $1,000,000. The Company realized net proceeds of $995,000 after payment of certain expenses of such investor, but before expenses related to the preparation of the Registration Statement, as defined below. Each share of Series A Convertible Preferred Stock (i) has a stated value of $100,000, (ii) is entitled to receive a dividend equal to 8% of the stated value on a cumulative basis payable in cash or shares of the Company's common stock at the option of the purchaser, (iii) is convertible into shares of the Company's common stock based on the lower of (a) $2.25 or (b) 80% of the average of the three lowest closing bid prices in the 20 trading days immediately preceding the conversion date and (iv), to the extent not converted, must be redeemed three years from the date of issuance in cash or in shares of common stock at the Company's option. The Series A Convertible Preferred Stock is non-voting and has liquidation preferences to junior security holders, and equal to the adjusted stated value per share. In connection with this transaction, on October 16, 2000, the Company filed a registration statement with the Securities and Exchange Commission relating to the resale of the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock and upon exercise of the warrant.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                          FORM 10 -QSB - MARCH 31, 2001

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8    MANDATORY REDEEMABLE PREFERRED STOCK (continued)

     Pursuant to the terms of the subscription agreement (covering the issuance of the Series A Preferred Stock), if the registration has not been declared effective, the Company is obligated to pay an amount equal to 2% of the face value of the preferred stock for every 30 day period, commencing on December 1, 2000, in the form of liquidated damages. The Company has recorded charges of $60,000 in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2001, relating to this provision and will continue to accrue charges until there is an effective registration. Commencing with the effective date of the registration, the Company has the right to redeem the shares of Series A Convertible Preferred Stock then outstanding upon 10 days notice and payment to the purchaser of an amount equal to 125% of the stated value.

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

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                          FORM 10 -QSB - MARCH 31, 2001

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

     Through March 31, 2000, the Company has granted to its officers, key employees, and advisors, options to purchase 1,932,000 shares (1,025,000 shares have been subsequently cancelled) of common stock under the 1999 Program. These grants are exercisable at prices ranging from $1.875 to $10.00 per share, the fair value at the date of grant, and vest over two years commencing on the date of issuance.

10   SHAREHOLDERS' EQUITY

     In connection with, and in contemplation of the Exchange Agreement, on July 30, 1999, the Company sold 1,258,205 shares of common stock for $.0025 per share to certain key employees (8 individuals) of WSSI. These shares were placed in escrow and are subject to repurchase by the Company in declining increments over a two-year period at $.0025 per share if employment is terminated. The issuance of these shares gave rise to unearned compensation, which is being earned and charged to expense ratably over the two-year escrow period. For the three months ended March 31, 2001 $196,159 has been expensed and included in the accompanying condensed consolidated statements of operations.

     In February and March 2001, three individuals terminated their employment with the Company. The Company has repurchased 41,250 shares of previously issued common stock at $.0025 per share from these individuals in accordance with the terms of their subscription agreements

11   RETIREMENT PLANS

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

     Management has not provided for any contributions to the Plan for the three months ended March 31, 2001 and 2000.

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

During the first quarter 2001, the Company continued to execute on its business strategy to increase the total number of its subscribers, including significant numbers of individual investors. The Company continued to use its web destination to build brand awareness, and attract paying subscribers for its products. If the Company is unable to attract financing (as discussed in the "Going Concern" section) it will be severely limited in executing on its strategy of increasing the number of subscribers and realizing the potential from its website. Furthermore, continuing downturns in the US Equity Market could adversely affect the company's revenues and its ability to succeed with web initiatives, strategic partnerships, and building brand awareness.

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

The Company will also pursue additional strategic relationships and, as appropriate, hire additional personnel, including management personnel, and purchase additional computer systems and software, within its aforementioned financing limitations. In May and June, 2000, the Company signed agreements with ConSors AG, an online brokerage firm in Europe; with Interactive Investor International, a provider of investment advice for individuals; with Data Broadcasting Corporation, a financial market data provider; and with CyBerCorp, Inc., a subsidiary of the Charles Schwab Corporation that supplies electronic trading technology and brokerage services, to provide their clients with equity research on U.S. equities and links to the Company's website. Each of such agreements is for an initial period of one year and thereafter for successive periods of one year each unless terminated by the parties with the exception of the agreement with CyBerCorp, Inc. which is for a one year period unless extended by mutual agreement of the parties. In August 2000, the Company entered into an agreement with Multex.com to provide Wall Street Strategies, Inc. proprietary research across various Multex.com distribution platforms. The Citation Group, a division of Merrill Lynch, entered into an agreement with the Company in August 2000 to make available to their customers Wall Street Strategies Inc. equity analysis and investment services delivered via fax, web, wireless devices and e-mail. The aforementioned agreements and strategic relationships provide for various revenue sharing arrangements between the Company and its partners. The Company has not been able to establish any significant revenues from the aforementioned alliances to date. Management believes that these and other future strategic distribution relationships will provide an important platform to reach additional institutional and individual investors.

During the first quarter of 2001, the investor services industry was adversely affected by the downturn experienced in the US Equity Markets. The Company's revenues and overall business activity was significantly lower as compared to the first quarter 2000 when the equity market conditions were far more favorable. The Company continued to implement cost cutting measures it had started in the fourth quarter of 2000 and was successful in significantly lowering its cost of operations during the first quarter of 2001. The cost cutting measures only partially offset the significant reduction in revenue as the Company continued to incur operating losses in the first quarter 2001. The Company's revised strategy of cost cutting measures and streamlining operating costs wherever possible is expected to curtail operating losses during the remainder of 2001. The full implementation of the cost cutting measures and strategy is contingent on the Company obtaining financing that would provide the capital necessary for continued operations. At March 31, 2001, the Company had a working capital deficiency of approximately $3,200,000. These factors, (among others) raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue to operate as a going concern is contingent upon its obtaining additional debt and/or equity capital. If it is unable to obtain additional financing there will be a certain depletion of available capital. The severe limitations imposed by the resulting capital deficiency will cause a certain interruption in continuing business.

The company is delinquent on most of its trade payables and has defaulted on its capitalized lease obligations. The delinquencies with vendors and the default on the capitalized lease obligations has prompted several creditors to threaten legal collection action or in some cases file a complaint and summons for amounts due on trade credit extended to the Company. In addition, the Company has defaulted on its lease obligation for the rental of its premises at 80 Broad Street New York, NY.

The actions taken by creditors including the secured creditor on the capitalized lease obligations and the landlord, will force the Company to incur legal fess and devote substantial resources to defending these actions. Without additional financing, the Company lacks the capital that would be necessary to properly defend these claims. In addition, the creditors provide vital services and equipment that if discontinued would cause there to be disruptions in the Company's ordinary course of business and severely limit the Company's ability to conduct normal business operations going forward.

As of March 31, 2001, the Company had approximately 3,900 active subscribers. As of such date, the Company also had approximately 8,100 registered users of the Company's products provided for free on its website. The Company anticipates that some of such users will be converted into paying subscribers. Subscription revenue for the three months ended March 31, 2001, and 2000, was $698,943 and $1,430,295, respectively. The Company's is positioned to improve revenues in the event of an equity market rebound as Charles Payne the Company's chief analyst and spokesperson continues to gain exposure in the media as a respected Wall Street professional and analyst. In addition, equity ownership in US households remains at historically high levels, which bodes well for the marketing of the Company's products and services.

RESULTS OF OPERATIONS

Total revenue for the three months ended March 31, 2001 (the "2001 period") and 2000 (the "2000 period") was $703,042 and $1,480,665 respectively. Revenue declined 53% in the 2001 period as compared to the 2000 period. Income from sales of subscriptions to the Company's products represented nearly all of the Company's revenue in both periods. The decrease in subscription revenue resulted primarily from the adverse affect on the Company's business attributable to the downturn in the US equity markets experienced during the first quarter 2001. The Company realized no gain or loss on the sale of marketable securities in the three months ended March 31, 2001 period, compared with a gain from the sale of marketable securities of $36,118 for the three months ended March 31, 2000.

The Company's decline in revenues was partially offset by decreases in operating expenses, for the three months ended March 31, 2001. A substantial portion of the Company's operating expenses continue to be the operating expense attributable to stock compensation earned and charged to operations in connection with the issuance of shares of Common Stock and below fair market option grants to certain key employees and management personnel. Total operating expenses were approximately $1.5 million for the three months ended March 31, 2001, a decrease of 56% from the $3.5 million in operating costs for the three months ended March 31, 2000. Included in operating expenses are salaries and commissions of $873,163 for the three months ended March 31, 2001, and $2,469,652 for the three months ended March 31, 2000. These amounts represent a decrease of 65% in the comparable three month periods. Included in salaries and commissions for the three months ended March 31, 2001, and 2000, are $398,534 and $1,471,292 respectively, related to stock compensation. Excluding stock compensation, salaries and commissions for the three months ended March 31, 2001 was $474,629, and $998,360 for the three months ended March 31, 2000. Payroll taxes and employee benefits decreased to $74,904 in the 2001 period from $136,274 in the 2000 period, a decrease of 45%. The decrease in salaries and commissions in the 2001 period is attributable to lower variable sales commission paid on significantly lower sales. In addition, the Company terminated three highly compensated executives in the latter part of 2000 and realized further payroll reductions through permanent reductions in staff as part of its cost cutting strategy implemented at the end of 2000. If the Company is successful in obtaining the financing it is seeking, the Company anticipates that it will recruit sales, research, and executive personnel going forward. The Company further anticipates significant additional charges to expense for stock compensation during the remainder of 2001, resulting from the amortization of existing unearned compensation.

During the three months ended March 31, 2001, and 2000, the Company incurred consulting fees of $28,110 and $299,685, respectively. In line with its implementation of cost-cutting measures, the technology, financial, and other consulting fees were significantly reduced in the 2001 period. Included in the 2000 period, were stock compensation earned and charged to expense for compensation paid to a public relations firm. The stock compensation portion of the consulting fees recorded for the three months ended March 31, 2001 and the three months ended March 31, 2000 were $0 and $225,578, respectively.

Rent and occupancy costs increased to $75,040 for the three months ended March 31, 2001, from $32,089 in the comparable period. This increase is attributable to the leasing of additional space, that the Company took occupancy of in July 2000. Accordingly, the Company anticipates substantial increases in its rent and occupancy costs during the remainder of 2001 and in subsequent years. The Company is currently in default of its lease obligation for the rental of its premises at 80 Broad Street, New York, NY.

The Company experienced decreased costs and expenses in a number of other areas for the 2001 Period as a result of the implementation of its cost-cutting strategy. The significant changes are summarized as follows:

                                    For the three months ended
                                       March 31,     March 31,     % (Decrease)
Expense                                  2001          2000          Increase
--------------------------------------------------------------------------------

Telephone and communication costs       $ 31,935     $ 82,288         (61%)
Travel and promotion costs              $  2,233     $141,433         (98%)
Website Development costs               $     --     $ 78,198     Not applicable
General, administrative and other
  operating costs                       $241,367     $134,804          79%


The Company incurred depreciation and amortization expense of $151,313 for the three months ended March 31, 2001, and $40,624 for the three months ended March 31, 2000. The increase in the 2001 Period is primarily a result of increased property and equipment purchases, capitalized leases, and the amortization of capitalized web development costs.

The Company also incurred professional fees of $61,116 and $105,479 for the three months ended March 31, 2001, and 2000, respectively. These expenses are primarily attributable to the Company's compliance as a reporting issuer.

The Company experienced a net loss for the three months ended March 31, 2001 of $838,139, or $0.05 per share as compared to a net loss for the three months ended March 31, 2000 of $2,137,505 or $0.13 per share. Management believes that the decrease in the Company's net loss was primarily due to the reduction in operating costs as a result of the implementation of cost-cutting measures that were initiated in the latter part of 2000. The lowered operating costs only partially offset the significant decrease in sales attributable to the equity market conditions and its impact on the investor service industry during the first quarter 2001.

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe that inflation has had, or will have, a material effect on its sales or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the three months ended March 31, 2001, was $59,050 compared to net cash provided by operating activities of $174,219 for the three months ended March 31, 2000. The reduction in cash provided from operations was primarily caused by the decrease in sales activity and the cash flow associated with a decline in subscription revenues. Net cash used in investing activities for the three months ended March 31, 2001 was $0 compared with net cash used in investing activities of $348,164 for the three months ended March 31, 2000. The decrease in cash used in investing activities was primarily a result of the Company's postponement of capital expenditures, equipment purchases, and web development initiatives. Net cash used in financing activities was $23,809 for the 2001 period, compared with $0 for the 2000 period. The cash used in financing activities in the 2001 period was for the repayment of principal on the capitalized lease obligations.

The Company anticipates continuing cash requirements to finance its business operations (see discussion of "going concern").

Historically, the Company has raised a total of $4,000,000 through two separate private placements. Prior to July 1999, the Company relied on operating revenues to provide its capitalization. To provide the capital necessary to finance the Company's goals of growing its customer subscriber base, establishing a branded web presence, and positioning itself to participate in strategic alliances, capitalization initiatives beyond its historic capital source were necessary to provide the financing platform. On September 23, 1999, the Company received net proceeds of $3 million from the sale of 600,000 shares of its Common Stock at $5.00 per share. These shares were issued to three accredited investors; Bamby Investments Limited, a private investment company based in the Bahamas; HK Partners LLC, a private limited liability company engaged in making real estate and securities investments that is based in Denver, Colorado; and Gerald Turner, one of the Company's directors.

On August 18, 2000, the Company sold to an unrelated accredited investor, pursuant to Regulation S, 10 shares of Series A Convertible Preferred Stock and a warrant exercisable over a five year period to purchase 80,000 shares of common stock at $3.00 per share for an aggregate consideration of $1,000,000, realizing net proceeds of $995,000 after payment of certain expenses of the investor, but not including the expenses in connection with the preparation of the registration statement registering the shares issuable upon conversion of the Preferred Stock and exercise of the warrants

GOING CONCERN

The Company has incurred significant losses from operations and has generated insufficient operating revenue to fund its expenses. In addition, at March 31, 2001, the Company had a working capital deficiency of approximately $3,200,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is contingent upon it obtaining additional debt and/or equity capital financing.

In contemplation of obtaining additional financing, the Company signed a Letter of Agreement on January 25, 2001, with Swartz Private Equity, LLC ("Swartz"), for a $10,000,000 irrevocable equity line of credit. Subject to closing, the agreement provides for Swartz to purchase up to $10,000,000 of the Company's common stock, together with convertible warrants, over a three year period which will be sold to Swartz at the Company's discretion. The Company will be required, by the terms of the agreement, to file a registration statement with the Securities and Exchange Commission (the "SEC") registering the common stock (inclusive of the convertible warrants) that potentially could be issued under the terms of the equity line of credit. The agreement prohibits the Company from selling common stock to Swartz, until such time that it's registration statement is deemed effective by the SEC. In addition, throughout the term of the agreement, the Company would be required to maintain an effective registration on all common stock covered under the agreement as a condition of selling stock to Swartz. There is no guarantee that the Company will be able to gain an effective registration in a timely manner, if at all, and whether it will be able to maintain an effective registration.

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

If the Company is unsuccessful in obtaining financing in the interim period prior to the contemplated equity line of credit, it is unlikely that it will be able to pay the necessary costs to proceed with the equity line of credit financing. The lack of an immediate capital infusion would cause the Company to exhaust all of its remaining capital reserves and would have a material adverse effect on the Company's business and results of operations and its ability to continue as a going concern. To date, the Company has not obtained financing and has therefore temporarily halted it efforts to move forward on the aforementioned equity line of credit.

Management anticipates that any equity financing or interim financing would be expected to result in substantial dilution to the holders of the Company's common stock. In any event, there can be no assurance that additional financing, will be available on terms and conditions acceptable to the Company, if available at all. If such financing cannot be obtained, the Company would be required to reduce or postpone expenditures, particularly with respect to advertising and promotional campaigns and may be forced to curtail certain or all operations.

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

                       WALL STREET STRATEGIES CORPORATION


                                     PART II
                                OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS


ZIA PROPERTIES

In late December 2000, Zia Properties ("the Plaintiff") initiated an action in District Court, El Paso County, Colorado against Vacation Emporium Corporation (as survivor of a merger with Vacation Emporium International, Inc.) and Vacation Emporium Marketing, Inc., ("the Defendants") for failure to pay certain amounts due under a March 5, 1999, Lease Agreement between Zia Properties (as Landlord) and Vacation Emporium International, Inc. (as Tenant). The amount claimed by Zia Properties in this action is approximately $104,000.

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

NATIONWIDE INSURANCE COMPANY

On January 22, 2001, Nationwide Insurance Company commenced an action in the Civil Court of the City of New York, located in New York County, against Wall Street Strategies, Inc., seeking $14,207 in unpaid premiums allegedly due with respect to two insurance policies. Wall Street Strategies, Inc., contests the amount of premiums actually due based on its belief that those premiums were incorrectly calculated. Currently, Wall Street Strategies, Inc., is working on a settlement based on information it has provided to Nationwide Insurance concerning the premium computation originally used by them.

AMERICAN EXPRESS TRAVEL RELATED SERVICES COMPANY

American Express Travel Related Services Company Inc. (American Express) has filed a summons and complaint on or around April 15, 2001 naming the Chief Executive Officer, a former employee, and the Company as defendants. The complaint is for delinquencies in the amount of $259,933, plus $38,990 in legal fees, relating to amounts due on the corporate credit card account. American Express is seeking a judgment against the defendants for corporate credit card breach of contract, in the sum of $298,923 (plus legal fees) alleging that the Company and the other named defendants violated the agreed upon terms in the Corporate Card Member Agreement which is the governing document on transactions taking place on the corporate card account. The summons and complaint was filed with the Supreme Court of the state of New York, country of New York, and requires the Company and the other named defendants to respond within 20 days of service, to avoid a default judgment. The Company has filed a response and is contesting certain elements of the summons and complaint.

PRAEDIUM II BROADSTONE LLC

Praedium II Broadstone LLC (the "Landlord") filed a notice of non-payment (petition) seeking eviction, naming the Company as the defendant, and relating to the default on the lease for the Company's premises at 80 Broad Street, New York, NY. The petitioner landlord is requesting a final judgment awarding possession of the Company's premises to the landlord. In addition, the petition seeks a judgment for rent in arrears for $70,131, interest, attorney fees, and related other trial costs. The Company is in the process of preparing its response to the notice of petition of non-payment.


Item 2    Changes in Securities and Use of Proceeds

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



         Date May 17, 2001                 By: /s/ Charles V. Payne
                                               --------------------
                                           Charles V. Payne
                                           President and Chief Executive Officer

                                           By: /s/ Ian Bress
                                               --------------------
                                           Ian Bress
                                           Chief Financial Officer