Form 10QSB
period 2001-06-30
WALL STREET STRATEGIES CORP
filed 2001-08-20
CIK 1106759

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001

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

                                    Yes x No
                                        --
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of June 30, 2001, the registrant had 18,447,549 shares of Common Stock outstanding.

            Transmittal Small Business Disclosure Format (check one)

                            Yes ______  No  ___x___

                       WALL STREET STRATEGIES CORPORATION

                           FORM 10-QSB - June 30, 2001


                    Index                                                                   Page Number



PART I              FINANCIAL INFORMATION

Item 1              Condensed Consolidated Balance Sheets at June 30, 2001                          3
                    and December 31, 2000 (unaudited at June 30, 2001)

                    Condensed Consolidated Statements of Operations for the                         4
                    three months ended June 30, 2001 and June 30, 2000 and the six months ended June 30, 2001 and June 30, 2000 (unaudited)

                    Condensed Consolidated Statement of Shareholders' Deficit                       5
                    for the six months ended June 30, 2001 (unaudited)

                    Condensed Consolidated Statements of Cash Flows for the                         6
                    six months ended June 30, 2001 and June 30, 2000 (unaudited)

                    Notes to Condensed Consolidated Financial Statements                            7
                    (unaudited)

Item 2              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                      13

PART II             OTHER INFORMATION

Item 1              Legal Proceedings                                                              18
Item 2              Changes in Securities and Use of Proceeds                                      19
Item 3              Defaults Upon Senior Securities                                                19
Item 4              Submission of Matters to a Vote of Security Holders                            19
Item 5              Other Information                                                              19
Item 6              Exhibits and Reports on Form 8 - K                                             19


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

ITEM 1 - FINANCIAL STATEMENTS

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                           FORM 10-QSB - JUNE 30, 2001

                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                                   (Unaudited)
                                                                                     June 30,      December 31,
                                                                                      2001             2000
                                                                                     -----             ----
 ASSETS

 CURRENT ASSETS
      Cash and cash equivalents                                                   $     49,861    $     82,139
      Accounts receivable                                                                7,570          29,820
      Marketable securities, available for sale, at market value                       170,590             700
      Deferred commission expense                                                      189,358         246,337
      Other current assets                                                              55,427         176,984
                                                                                  ------------    ------------

             Total current assets                                                      472,806         535,980

 Property and equipment, net                                                         1,275,466       1,484,340
 Deferred website development costs, net                                               117,706         206,855
 Other assets                                                                          270,592         312,000
                                                                                  ------------    ------------

                                                                                  $  2,136,570    $  2,539,175
                                                                                  ============    ============

 LIABILITIES AND SHAREHOLDERS' DEFICIT

 CURRENT LIABILITIES
      Accounts payable and accrued expenses                                       $  2,237,718    $  1,944,581
      Accrued compensation                                                             291,143         291,495
      Capitalized lease obligations                                                    464,313         500,562
      Deferred subscription income                                                     541,021         703,817
      Shareholder loan payable                                                          79,854          50,000
                                                                                  ------------    ------------


             Total current liabilities                                               3,614,049       3,490,455
                                                                                  ------------    ------------

 COMMITMENTS AND CONTINGENCIES

Mandatory redeemable series A convertible preferred stock- 8% cumulative, $.001 par value; 5,000,000 shares authorized;
      9.24 and 10.00 shares issued and outstanding                                     990,372       1,029,778
                                                                                  ------------    ------------

 SHAREHOLDERS' DEFICIT
      Common stock, $.001 par value; 50,000,000 shares authorized;
      18,447,549 and 18,109,680 shares issued and outstanding                           18,448          18,110
      Additional paid-in capital                                                    13,824,907      14,019,475
      Accumulated deficit                                                          (15,502,946)    (14,186,891)
      Unearned compensation                                                           (788,025)     (1,818,627)
      Accumulated other comprehensive loss                                             (20,235)        (13,125)
                                                                                  ------------    ------------

             Total shareholders' deficit                                            (2,467,851)     (1,981,058)
                                                                                  ------------    ------------

                                                                                  $  2,136,570    $  2,539,175
                                                                                  ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                           FORM 10-QSB - JUNE 30, 2001

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                 Three months ended            Six months ended
                                                       JUNE 30,                     JUNE 30,
                                                     ---------                     --------
                                                2001         2000              2001             2000
                                                ----         -----            -----             ----
REVENUE
   Subscription income                     $    587,427    $  1,204,016    $  1,286,370    $  2,634,311
   Consulting income                            217,000                         217,000
   Interest and dividends                         2,488          14,003           6,587          28,255
   Realized gain on sale of
     marketable securities                         --              --              --            36,118
                                           ------------    ------------    ------------    ------------
                                                806,915       1,218,019       1,509,957       2,698,684
                                           ------------    ------------    ------------    ------------
COSTS AND EXPENSES
   Salaries and commissions                     759,471       2,345,548       1,632,634       4,815,200
   Other operating expenses                     205,776         578,366         481,311         936,891
   Consulting fees                               27,533         300,889          55,643         600,574
   Payroll taxes and employee benefits           58,793         144,431         133,697         280,705
   Professional fees                              9,640         376,764          70,756         482,243
   Website development costs                       --           172,399            --           250,597
   Depreciation and amortization                151,313          94,189         302,626         134,813
   Rent and occupancy                            74,305          76,046         149,345         108,135
                                           ------------    ------------    ------------    ------------
                                              1,286,831       4,088,632       2,826,012       7,609,158
                                           ------------    ------------    ------------    ------------
LOSS BEFORE (BENEFIT) PROVISION
   FOR INCOME TAXES                            (479,916)     (2,870,613)     (1,316,055)     (4,910,474)
(Benefit) provision for income taxes             (2,000)        (40,190)           --            57,454
                                           ------------    ------------    ------------    ------------
NET LOSS                                   $   (477,916)   $ (2,830,423)   $ (1,316,055)   $ (4,967,928)
                                           ============    ============    ============    ============
Basic and diluted net loss per share       $      (0.03)   $      (0.17)   $      (0.07)   $      (0.29)
                                           ============    ============    ============    ============
Weighted average common shares
   outstanding                               18,154,582      17,131,564      18,095,426      17,087,428
                                           ============    ============    ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                           FORM 10-QSB - JUNE 30, 2001

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                         SIX MONTHS ENDED JUNE 30, 2001
                                  (UNAUDITED)





                                                                                          Accumulated
                                 Common Stock       Additional                               other       Total
                             --------------------    paid-in   Accumulated    Unearned   comprehensive shareholders' Comprehensive
                               Shares     Amount     capital     deficit    compensation      loss      deficit          loss
                             ----------  -------  -----------  ------------- ------------   --------- -----------    -------------
BALANCE, JANUARY 1, 2001     18,109,680  $18,110  $14,019,475  $(14,186,891) $(1,818,627)   $(13,125) $(1,981,058)
 Re-purchase of
   employees stock             (41,250)     (41)      (233,595)                    233,534                   (102)
 Amortization of
   stock compensation               --       --            --            --        797,068      --        797,068
 Preferred stock
   conversion                   379,119      379        75,621                                             76,000
 Preferred
   stock dividend                   --       --        (36,594)          --            --        --       (36,594)
 Marketable securities
   valuation adjustment             --       --            --            --            --      (7,110)     (7,110)  $    (7,110)
 Net loss, six months
   ended June 30, 2001              --       --            --     (1,316,055)          --        --    (1,316,055)   (1,316,055)
                             ----------  -------  ------------  ------------  -----------  ----------  -----------  -----------
     Total comprehensive loss                                                                                       $(1,323,165)
                                                                                                                    ===========

 BALANCE, JUNE 30, 2001      18,447,549  $18,448  $13,824,907  $(15,502,946) $   (788,025)  $(20,235) $(2,467,851)
                             ==========  =======  ============  ============  ============= =========  ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                           FORM 10-QSB - JUNE 30, 2001

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Six months ended
                                                                             June 30,
                                                              -------------------------------------
                                                                  2001                   2000
                                                              -------------           -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES

  NET LOSS                                                     $(1,316,055)           $(4,967,928)

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH USED IN OPERATING ACTIVITIES
      Depreciation and amortization                                302,626                134,813
      Realized gain on sale of marketable securities                  --                  (36,118)
      Stock compensation                                           797,068              3,059,324
      Marketable securities received                              (177,000)                  --

  CHANGES IN OPERATING ASSETS AND LIABILITIES
      Accounts receivable                                           22,250                 61,172
      Deferred commission expense                                   56,979               (212,476)
      Other assets                                                 162,965               (173,291)
      Accounts payable and accrued expenses                        293,137                662,375
      Accrued compensation                                            (352)              (112,942)
      Income taxes payable                                            --                   14,658
      Deferred subscription income                                (162,796)               603,279
      Accrued pension expense                                         --                 (100,000)
                                                               -----------            -----------

          Net cash used in operating activities                    (21,178)            (1,067,134)
                                                               -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                             (4,603)              (339,178)
     Deferred website development costs paid                          --                 (176,530)
     Proceeds from the sale of marketable securities                  --                   64,045
     Payment made for other assets                                    --                   (4,065)
                                                               -----------            -----------

          Net cash used in investing activities                     (4,603)              (455,728)
                                                               -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Re-purchase of employees stock                                   (102)                  --
     Repayment of capitalized lease obligations                    (36,249)               (40,675)
     Proceeds from shareholder loan                                 29,854                   --
                                                               -----------            -----------

          Net cash used in financing activities                     (6,497)               (40,675)
                                                               -----------            -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (32,278)            (1,563,537)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      82,139              2,506,505
                                                               -----------            -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $    49,861            $   942,968
                                                               ===========            ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

          Interest paid                                        $    25,454            $    17,930
                                                               ===========            ===========
          Income taxes paid                                    $      --              $    42,796
                                                               ===========            ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                          FORM 10 -QSB - JUNE 30, 2001

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1    BASIS OF PRESENTATION


     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for a complete set of financial statements. In the opinion of the management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the December 31, 2000 consolidated financial statements and notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The accounting policies used in the preparation of these condensed consolidated financial statements are consistent with those described in the December 31, 2000, consolidated financial statements.

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

     Also in contemplation of the Exchange Agreement, on September 23, 1999, the Company completed the sale of 600,000 shares of common stock for $5.00 per share to accredited investors in accordance with the terms of a private placement offering.

                          WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                          FORM 10 -QSB - JUNE 30, 2001

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2    THE COMPANY (Continued)

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

3    GOING CONCERN


     The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant losses from operations and has generated insufficient operating revenue to fund its expenses. In addition, at June 30, 2001, the Company had a working capital deficiency of approximately $3.1 million. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is contingent upon it obtaining additional debt and/or equity capital financing. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     If the Company is unsuccessful in obtaining financing in the interim period prior to the contemplated equity line of credit, it is unlikely that it will be able to pay the necessary costs to proceed with the equity line of credit financing. The lack of an immediate capital infusion would cause the Company to exhaust all of its remaining capital reserves and would have a material adverse effect on the Company's business and results of operations and its ability to continue as a going concern. To date the Company has not obtained financing and has therefore temporarily halted its efforts to move forward on the aforementioned equity line of credit.

     Management anticipates that any equity financing or interim financing would be expected to result in substantial dilution to the holders of the Company's common stock. In any event, there can be no assurance that additional financing will be available on terms and conditions acceptable to the Company, if available at all. If such financing cannot be obtained, the Company would be required to reduce or postpone expenditures and may be forced to curtail certain or all operations.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                          FORM 10 -QSB - JUNE 30, 2001

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



4    MARKETABLE SECURITIES, AVAILABLE FOR SALE


         Marketable securities available for sale, consist of the following:


                                                                                 Unrealized          Market
                                                                    Cost             loss              value
                                                              -------------     --------------   -------------
               U.S. equity securities                        $     190,825     $       20,235   $     170,590
                                                              =============     ==============   =============

5    CAPITALIZED LEASE OBLIGATIONS


     The Company has financed a portion of its computer equipment purchases in the form of capitalized leases. Each lease is three years in duration, bearing interest at rates ranging between 11% and 13% per annum.

     Interest expense under the capitalized lease obligations was $12,106 and $25,454 for the three and six months ended June 30, 2001.

     The Company is currently in default of its capitalized lease obligations and accordingly, all amounts due have been classified as current in the accompanying condensed consolidated balance sheet.

6    COMMITMENTS AND CONTINGENCIES

     LEASES


     On November 23, 1999, the Company entered into a ten-year lease agreement for new office space located in New York City. In accordance with the terms of the lease agreement, the Company issued a letter of credit to the Landlord in the approximate amount of $272,000 for which the Company is required to maintain a cash deposit as collateral in a separate interest bearing account.

     On April 18, 2001, as a result of the Company defaulting on its rent obligation, the Landlord drew down the letter of credit and is currently in possession of $270,592, which is being held as a security deposit.

     During the first quarter of 2001, the Landlord filed a notice of non-payment (petition) seeking eviction, naming the Company as the defendant, and relating to the default on the lease for the Company's premises at 80 Broad Street, New York, NY. The petitioner landlord requested a final judgment awarding possession of the Company's premises to the Landlord. In addition, the petition sought a judgment for $174,213 for rent in arrears, interest, attorney fees, and related other trial costs.

     On August 8, 2001, the Company reached a settlement with the Landlord and the execution of the warrant of eviction was stayed on the condition that the Company pay $73,678 simultaneous with the execution of the agreement and prior to the tenth day of each month, the Company pay current rent, utilities and taxes plus $10,000 in past due rent until all the arrears are paid in full. Upon full payment of all amounts due, the Landlord will return the $270,592 from the original Letter of Credit that was drawn and being held as a security deposit, and the Company will replenish the Letter of Credit in the same amount. Furthermore, the Company agreed that in the event of any default the warrant of eviction should execute without any further notice from the Landlord.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                          FORM 10 -QSB - JUNE 30, 2001

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6    COMMITMENTS AND CONTINGENCIES (Continued)

     EMPLOYMENT AGREEMENTS

     On July 30, 1999, in conjunction with and, in contemplation of the Exchange Agreement discussed in Note 1, the Company entered into an employment agreement with its largest shareholder who is also the President and Chief Executive Officer of the Company. The term of the agreement is for three years, commencing September 23, 1999, and provides for a base salary of $275,000 per annum with annual bonuses of up to $250,000 per year dependent upon the Company meeting specified revenue targets. The agreement may be terminated by mutual consent or by the Company for cause. At June 30, 2001, amount payable to the President and Chief Executive Officer under the employment agreement is $151,792.

     On April 7, 2000, the Company entered into an employment agreement with its Chief Operating Officer. The agreement has a term of three years at an annual base salary of $192,500, subject to annual review by the Board of Directors for possible increase. The agreement also provides for an annual incentive bonus of up to 50% of base salary. In addition, in accordance with the terms of the employment agreement, on April 7, 2000, the Company granted to the executive a stock option to purchase 500,000 shares of the Company's common stock at an exercise price of $7.50 per share.

     The intrinsic value of these options was measured using a share price of $10.50 per share and resulted in unearned compensation of $1,500,000.

     On October 17, 2000, the Company entered into an agreement with its Chief Operating Officer to cancel the option to purchase 500,000 shares of the Company's common stock that had been issued on April 7, 2000. At the same time, the Chief Operating Officer purchased 500,000 shares of the Company's common stock at $.0025 per share, all of which were deposited into escrow. This transaction resulted in additional unearned compensation of $936,250. These shares are to be released from escrow as follows: 250,000 shares on December 6, 2000, and 50,000 shares on each of March 6, 2001, June 6, 2001, September 6, 2001, December 6, 2001 and March 6, 2002. For the six months ended June 30, 2001, $404,750 has been charged to operations as a result of these transactions.

     At June 30, 2001, amount payable to the Chief Operating Officer under the employment agreement is $91,773.

     LEGAL PROCEEDING

     ZIA PROPERTIES


     In December 2000, Zia Properties initiated an action in the District Court of El Paso County, Colorado against Vacation Emporium Corporation (as survivor of a merger with Vacation Emporium International, Inc.) and Vacation Emporium Marketing Inc., the ("Defendants") for failure to pay certain amounts due under a March 5, 1999, lease agreement between Zia Properties and Vacation Emporium International, Inc. The amount claimed by Zia Properties in this action is approximately $104,000.


     Based on the representations and discussions between the Company (which was formerly known as Vacation Emporium Corporation) and Vacation Emporium Marketing Inc., the Company believes that Vacation Emporium Marketing Inc., is solely responsible for any and all amounts owed to Zia Properties under the lease agreement.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                          FORM 10 -QSB - JUNE 30, 2001

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



6    COMMITMENTS AND CONTINGENCIES (Continued)

     LEGAL PROCEEDINGS (Continued)


     Vacation Emporium Marketing Inc., is currently attempting to reach a settlement of Zia Properties' claim against all of the defendants. It is uncertain whether this settlement effort will be successful. However, the Company has engaged local counsel to represent its interests in this litigation and has filed a third party complaint for indemnification against the principals of Vacation Marketing Inc. Wall Street Strategies will seek recovery from Vacation Emporium Marketing Inc., and some or all of that corporation's shareholders, for any and all liabilities the Company may have with respect to the Zia Properties claim. The Company can make no assurance, however, regarding the settlement or its liability relating to this claim. As of June 30, 2001, the Company has not accrued any amounts related to this claim.


     AMERICAN EXPRESS TRAVEL RELATED SERVICES COMPANY


     American Express Travel Related Services Company, Inc. has filed a summons and complaint for delinquencies in the amount of $259,933, plus $38,990 in legal fees, relating to amounts due on the Company's corporate credit card account. The Chief Executive Officer, a former employee, and the Company have been named as defendants. American Express is seeking a judgment against the defendants for corporate credit card breach of contract, in the sum of $298,923. The Company has filed a response and is contesting certain elements of the summons and complaint. As of June 30, 2001, the Company has accrued approximately $250,000 related to the summons and complaint.


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

     The actions taken by creditors including the secured creditor on the capitalized lease obligations will force the Company to incur legal fees and devote substantial resources to defending these actions. Without additional financing, the Company lacks the capital that would be necessary to properly defend these claims. In addition, the creditors provide vital services and equipment that if discontinued, would cause disruptions in the Company's ordinary business activities and severely limit the Company's ability to conduct normal business operations going forward.

7    MANDATORY REDEEMABLE PREFERRED STOCK

     On August 18, 2000, the Company sold 10 shares of its Series A Convertible Preferred Stock and a warrant exercisable over a five-year period, to purchase 80,000 shares of the Company's common stock at an exercise price of $3.00 per share, for aggregate consideration of $1,000,000. The Company realized net proceeds of $995,000 after payment of certain expenses of such investor, but before expenses related to the preparation of the
     Registration Statement, as discussed below. Each share of Series A Convertible Preferred Stock (i) has a stated value of $100,000, (ii) is entitled to receive a dividend equal to 8% of the stated value on a cumulative basis payable in cash or shares of the Company's common stock at the option of the purchaser, (iii) is convertible into shares of the Company's common stock based on the lower of (a) $2.25 or (b) 80% of the average of the three lowest closing bid prices in the 20 trading days immediately

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                          FORM 10 -QSB - JUNE 30, 2001

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7    MANDATORY REDEEMABLE PREFERRED STOCK (Continued)

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

     Pursuant to the terms of the subscription agreement (covering the issuance of the Series A Preferred Stock), if the registration has not been declared effective, the Company is obligated to pay an amount equal to 2% of the face value of the preferred stock for every 30 day period, commencing on December 1, 2000, in the form of liquidated damages. The Company has recorded charges of $120,000 in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2001, relating to this provision and will continue to accrue charges until there is an effective registration. Commencing with the effective date of the registration, the Company has the right to redeem the shares of Series A Convertible Preferred Stock then outstanding upon 10 days notice and payment to the purchaser of an amount equal to 125% of the stated value.

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

8    SHAREHOLDERS' DEFICIT

     In connection with, and in contemplation of the Exchange Agreement, on July 30, 1999, the Company sold 1,258,205 shares of common stock for $.0025 per share to certain key employees (10 individuals) of WSSI. These shares were placed in escrow and are subject to repurchase by the Company in declining increments over a two-year period at $.0025 per share if employment is terminated. The issuance of these shares gave rise to unearned compensation, which is being earned and charged to expense ratably over the two-year escrow period. For the six months ended June 30, 2001, $392,318 has been expensed and included in the accompanying condensed consolidated statements of operations.

     In February and March 2001, three individuals terminated their employment with the Company. The Company has repurchased 41,250 shares of previously issued common stock at $.0025 per share from these individuals in accordance with the terms of their subscription agreements.

9    CONSULTING INCOME

     Through June 30, 2001, the Company recognized $217,000 in consulting income for services rendered by the Company's President and Chief Executive Officer on behalf of the Company. Payment for such services was $40,000 in cash and marketable securities with a fair market value of $177,000 on the date of receipt.

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

During the second quarter 2001, the Company continued to execute on its business strategy to increase the total number of its subscribers, including significant numbers of individual investors. The Company continued to use its web destination to build brand awareness, and attract paying subscribers for its products. If the Company is unable to attract financing (as discussed in the "Going Concern" section) it will be severely limited in executing on its strategy of increasing the number of subscribers and realizing the potential from its website. Furthermore, continuing downturns in the US Equity Market could adversely affect the Company's revenues and its ability to succeed with web initiatives, strategic partnerships, and building brand awareness.

The Company has benefited from its CEO and spokesperson, Charles Payne's prominence as an analyst to whom the media regularly turns for expert commentary on the equity markets. Mr. Payne appears daily on the Yahoo! Finance Vision 30-minute market wrap-up segment, Yahoo! Technology Investor, which has gained popularity among Yahoo! viewers. We believe that the interactive nature of the show, combined with the media exposure it provides, has been effective in building traffic and visitors to Wall Street Strategies Web destination, as well as adding new users to its base. In addition, the Company receives media exposure from Mr. Payne's appearances on ABC World News, BBC Television, CNNfn, CBS Market Watch and other finance-oriented programming. The Company plans on continuing its strategy of gaining media exposure to build brand recognition and to promote its products.

The Company will attempt to continue to develop its website during 2001, and, to the extent its resources permit, will embark upon a marketing and advertising program to promote its brand and products. Currently, the Company does not have the capital to continue developing its website or to embark on a marketing and advertising program. If the Company is unable to attract the capital financing that it is seeking, it is unlikely that any development of the website and marketing and advertising programs will take place.

The Company will also pursue additional strategic relationships and, as appropriate, hire additional personnel, including management personnel, and purchase additional computer systems and software, within its aforementioned financing limitations. The Company has not had any significant revenues from its alliances to date.

During the first six months of 2001, the investor services industry was adversely affected by the downturn experienced in the US Equity Markets. The Company's revenues and overall business activity were significantly lower as compared to the second quarter 2000 when the equity market conditions were far more favorable. The Company continued to implement cost cutting measures it had started in the fourth quarter of 2000 and was successful in significantly lowering its cost of operations during the first half of 2001. The cost cutting measures only partially offset the significant reduction in revenue as the Company continued to incur operating losses in the second quarter 2001. The Company's revised strategy of cost cutting measures and streamlining operating costs wherever possible is expected to curtail operating losses during the remainder of 2001. The full implementation of the cost cutting measures and strategy is contingent on the Company obtaining financing that would provide the capital necessary for continued operations. At June 30, 2001, the Company had a working capital deficiency of approximately $3.1 million. These factors (among others) raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue to operate as a going concern is contingent upon its obtaining additional debt and/or equity capital. If it is unable to obtain additional financing there will be a certain depletion of available capital. The severe limitations imposed by the resulting capital deficiency will cause a certain interruption in continuing business.

The Company is delinquent on most of its trade payables and has defaulted on its capitalized lease obligations. The delinquencies with vendors and the default on the capitalized lease obligations has prompted several creditors to threaten legal collection action or in some cases file a complaint and summons for amounts due on trade credit extended to the Company. In addition, the Company has defaulted on its lease obligation for the rental of its premises at 80 Broad Street New York, NY. On August 8, 2001, the Company entered into a settlement on its lease to pay $10,000 per month in past due rent until the balance, at that date, of $89,252 is paid in full. (See Legal Proceedings)

The actions taken by creditors including the secured creditor on the capitalized lease obligations and the landlord, will force the Company to incur legal fees and devote substantial resources to defending these actions. Without additional financing, the Company lacks the capital that would be necessary to properly defend these claims. In addition, the creditors provide vital services and equipment that, if discontinued, would cause there to be disruptions in the Company's ordinary course of business and severely limit the Company's ability to conduct normal business operations going forward.

As of June 30, 2001, the Company had approximately 4,200 subscribers. As of such date, the Company also had approximately 9,000 registered users of the Company's products provided for free on its website. The Company anticipates that some of such users will be converted into paying subscribers. Subscription revenue for the three and six months ended June 30, 2001, was $587,427 and $1,286,370 respectively. For the three and six months ending June 30, 2000, subscription revenue was $1,204,016 and $2,634,311, respectively. The Company is positioned to improve revenues in the event of an equity market rebound as Charles Payne the Company's chief analyst and spokesperson continues to gain exposure in the media as a respected Wall Street professional and analyst. In addition, equity ownership in US households remains at historically high levels, which bodes well for the marketing of the Company's products and services.

During the second quarter of 2001, the Company recognized income from a consulting engagement. Although, the Company does provide consulting services from time to time the revenue is not expected to be of a recurring nature.

RESULTS OF OPERATIONS

Total revenue for the three and six months ended June 30, 2001, was $806,915 and $1,509,957 respectively. These amounts represented decreases from the three and six months ended June 30, 2000, of 34% and 44%, respectively. Revenue for the three month and six month period ended June 30, 2000, was approximately $1.2 million and $2.7 million, respectively. Income from sales of subscriptions to the Company's products represented nearly all of the Company's revenue in both periods except for consulting income of $217,000 for the six months ended June 30, 2001. The decrease in subscription revenue resulted primarily from the adverse affect on the Company's business attributable to the downturn in the US equity markets experienced during the first half of 2001.

The Company had no realized gain on the sale of marketable securities in the three and six months ended June 30, 2001. This compared with no realized gain and a $36,118 gain for the three and six months ended June 30, 2000, respectively.

The Company's decline in revenues was partially offset by decreases in operating expenses, for the three and six months ended June 30, 2001. A substantial portion of the Company's operating expenses continue to be the operating expense attributable to stock compensation earned and charged to operations in connection with the issuance of shares of Common Stock and below fair market value option grants to certain key employees and management personnel. Total operating expenses decreased from approximately $4.1 million and $7.6 million for the three and six months ended June 30, 2000, respectively, to approximately $1.3 million and $2.8 million for the three and six months ended June 30, 2001, respectively. These amounts represent a decrease of 68% for the three month period and a 63% decrease for the six month period, as compared to the same prior year periods. Included in operating expenses are salaries and commissions of $759,471 and $1,632,634 for the three and six months ended June 30, 2001, respectively, and $2,345,548 and $4,815,200 for the three and six months ended June 30, 2000, respectively. These amounts represent a decrease of 68% for the comparable three month period and 66% for the comparable six month period in 2000. Included in salaries and commissions for the three month and six month period ended June 30, 2001, are $398,534 and $797,068 respectively, related to stock compensation. Excluding stock compensation, salaries and commissions for the three month period ending June 30, 2001 was $360,937, a decrease of 71%, over the comparable period in 2000. For the six month period ending June 30, 2001, salaries and commission, exclusive of the expense related to stock compensation would have been $835,566 a decrease of 63% over the comparable period in 2000. Payroll taxes and employee benefits decreased to $58,793 and $133,697 for the three and six months ended June 30, 2001, respectively, as compared to $144,431 and $280,705 for the three and six months ending June 30, 2000, respectively. This represents decreases of 59% and 52% for the three and six months ending June 30, 2001 as compared to the same prior year periods. The decrease in salaries and commissions in the 2001 period is attributable to lower variable sales commission paid on significantly lower sales. In addition, the Company terminated three highly compensated executives in the latter part of 2000 and realized further payroll reductions through permanent reductions in staff, plus an additional highly compensated executive, as part of its cost cutting strategy implemented at the end of 2000. If the Company is successful in obtaining the financing it is seeking, the Company anticipates that it will recruit sales, research, and executive personnel going forward. The Company further anticipates significant additional charges to expense for stock compensation during the remainder of 2001, resulting from the amortization of existing unearned compensation.

During the three and six months ended June 30, 2001, the Company incurred consulting fees of $27,533 and $55,643, respectively, as compared to $300,889 and $600,547, respectively, for the three and six months ended June 30, 2000. In line with its implementation of cost-cutting measures, the technology, financial, and other consulting fees were significantly reduced in the 2001 period. Included in the 2000 period, were stock compensation earned and charged to expense for compensation paid to a public relations firm. The stock compensation portion of the consulting fees recorded for the three and six months ended June 30, 2001, were zero compared to $225,578 and $480,429, respectively, for the three and six months ending June 30, 2000.

Rent and occupancy costs decreased to $74,305 for the three months ended June 30, 2001, from $76,046 in the comparable period. Rent and occupancy costs increased to $149,345 from $108,135 for the six months ending June 30, 2001 and 2000, respectively. This overall increase is attributable to the leasing of additional space that the Company took occupancy of in July 2000. Accordingly, the Company anticipates substantial increases in its rent and occupancy costs during the remainder of 2001 and in subsequent years. The Company is currently in default of its lease obligation for the rental of its premises at 80 Broad Street, New York, NY.

The Company experienced decreased costs and expenses in a number of other areas for the 2001 Period as a result of the implementation of its cost-cutting strategy. The significant changes are summarized as follows:


                            For the three months ended                    For the six months ended
                             June 30,       June 30,      % Increase or   June 30,         June 30,     % Increase or
Expense                        2001           2000          (Decrease)      2001             2000         (Decrease)
--------                   ----------     -------------   ------------   -----------     ------------    ------------
Telephone and              $   9,083      $    105,511          (91%)     $ 41,018       $   187,799            (78%)
 communication costs
Travel and promotion       $ 22,700       $    232,331          (90%)     $ 24,933       $   372,305            (93%)
 costs
Website Development        $      -       $    172,399    Not applicable  $     -        $   250,597      Not applicable
 costs
General,                   $  173,993     $    240,524          (28%)     $ 415,360      $   376,787             10%
administrative and other
operating costs


The Company incurred depreciation and amortization expense for the three and six months ended June 30, 2001, of $151,313 and $302,626, respectively. This compares to depreciation and amortization expense of $94,189 and $134,813 for the three and six months ending June 30, 2000, respectively. The increase in the 2001 Period is primarily a result of increased property and equipment purchases, capitalized leases, and the amortization of capitalized web development costs in the second half of 2000.

The Company also incurred professional fees of $9,640 and $70,756 for the three and six months ended June 30, 2001, respectively. This compares to professional fees of $376,764 and $482,243 for the three and six months ending June 30, 2000, respectively. The 2000 period expenses were primarily attributable to the Company's expansion and the Company becoming a reporting issuer.

The Company experienced a net loss for the three months ended June 30, 2001 of $477,916 or $0.03 per share as compared to a net loss for the three months ended June 30, 2000 of $2,830,423 or $0.17 per share. The Company experienced a net loss for the six months ended June 30, 2001 of $1,316,055 or $0.07 per share as compared to a net loss for the six months ended June 30, 2000 of $4,967,928 or $0.29 per share. Management believes that the decrease in the Company's net loss was primarily due to the reduction in operating costs as a result of the implementation of cost-cutting measures that were initiated in the latter part of 2000. The lowered operating costs only partially offset the significant decrease in sales attributable to the equity market conditions and its impact on the investor service industry during the first half of 2001.

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe that inflation has had, or will have, a material effect on its sales or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended June 30, 2001, was $21,178 compared to net cash used in operating activities of $1,067,134 for the six months ended June 30, 2000. The decrease in cash used in operations was primarily caused by the decrease in operating expenses incurred in connection with the implementation of the Company's cost reduction strategy. Net cash used in investing activities for the six months ended June 30, 2001 was $4,603 compared with net cash used in investing activities of $455,728 for the six months ended June 30, 2000. The decrease in cash used in investing activities was primarily a result of the Company's postponement of capital expenditures, equipment purchases, and web development initiatives. Net cash used in financing activities was $6,497 for the six months ended June 30, 2001, compared with $40,675 for the six months ended June 30, 2000. The cash used in financing activities in the 2001 period was for the repayment of principal on the capitalized lease obligations.

The Company anticipates continuing cash requirements to finance its business operations (see discussion of "going concern").

GOING CONCERN

The Company has incurred significant losses from operations and has generated insufficient operating revenue to fund its expenses. In addition, at June 30, 2001, the Company had a working capital deficiency of approximately $3,100,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is contingent upon it obtaining additional debt and/or equity capital financing.

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

If the Company is unsuccessful in obtaining financing in the interim period prior to the contemplated equity line of credit, it is unlikely that it will be able to pay the necessary costs to proceed with the equity line of credit financing. The lack of an immediate capital infusion would cause the Company to exhaust all of its remaining capital reserves and would have a material adverse effect on the Company's business and results of operations and its ability to continue as a going concern. To date, the Company has not obtained financing and has therefore temporarily halted its efforts to move forward on the aforementioned equity line of credit.

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

Vacation Emporium Marketing Inc., is currently attempting to reach a settlement of Zia Properties' claim against all of the defendants. It is uncertain whether this settlement effort will be successful. However, the Company has engaged local counsel to represent its interests in this litigation and has filed a third party complaint for indemnification against the principles of Vacation Marketing Inc. Wall Street Strategies will seek recovery from Vacation Emporium Marketing Inc., and some or all of that corporation's shareholders, for any and all liabilities the Company may have with respect to the Zia Properties claim. The Company can make no assurance, however, regarding the settlement or its liability relating to this claim.

NATIONWIDE INSURANCE COMPANY

On January 22, 2001, Nationwide Insurance Company commenced an action in the Civil Court of the City of New York, located in New York County, against Wall Street Strategies, Inc., seeking $14,207 in unpaid premiums allegedly due with respect to two insurance policies. The Company contested the amount of premiums actually due based on its belief that those premiums were incorrectly calculated.

On June 28, 2001, the Company reached a settlement with Nationwide Insurance in the amount of $5,956. The Company will make money installments of $500 at the beginning of each month until the balance is paid in full.

AMERICAN EXPRESS TRAVEL RELATED SERVICES COMPANY

American Express Travel Related Services Company Inc. (American Express) has filed a summons and complaint on or around April 15, 2001 naming the Chief Executive Officer, a former employee, and the Company as defendants. The complaint is for delinquencies in the amount of $259,933, plus $38,990 in legal fees, relating to amounts due on the Company's corporate credit card account. American Express is seeking a judgment against the defendants for corporate credit card breach of contract, in the sum of $298,923 (plus legal fees) alleging that the Company and the other named defendants violated the agreed upon terms in the Corporate Card Member Agreement which is the governing document on transactions taking place on the corporate card account. The summons and complaint was filed with the Supreme Court of the state of New York, county of New York, and requires the Company and the other named defendants to respond within 20 days of service, to avoid a default judgment. The Company has filed a response and is contesting certain elements of the summons and complaint.

PRAEDIUM II BROADSTONE LLC

Praedium II Broadstone LLC (the "Landlord") filed a notice of non-payment (petition) seeking eviction, naming the Company as the defendant, and relating to the default on the lease for the Company's premises at 80 Broad Street, New York, NY. The petitioner landlord requested a final judgment awarding possession of the Company's premises to the landlord. In addition, the petition sought a judgment for $174,213 for rent in arrears, interest, attorney fees, and related other trial costs.

On August 8, 2001, the Company reached a settlement with the Landlord and the execution of the warrant of eviction was stayed on the condition that the Company pay $73,678 simultaneous with the execution of the agreement and prior to the tenth (10th) day of each month, the Company pay current rent, utilities and taxes plus $10,000 in past due rent until all the arrears are paid in full. Upon full payment of all amounts due, the Landlord will return the $270,592 from the original Letter of Credit that was drawn and being held as a security deposit and the Company will replenish the Letter of Credit in the same amount. Furthermore, the Company agreed that in the event of any default the warrant of eviction should execute without any further notice from the Landlord.

GLOBAL FINANCIAL PRESS, INC.

Global Financial Press, Inc., (the "Plaintiff") filed a summons in an adversary proceeding seeking to recover payment due and owing for services rendered on or about April 10, 2000, for printing and other professional services. The Plaintiff is requesting a judgment in their favor in the amount of $8,274 plus interest, costs, attorneys' fees and such other relief, as the Court may deem appropriate.


The Company received notice of this summons on August 14, 2001, and has not engaged counsel to represent them in this matter at this time.



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



 Date August 20, 2001         By: /s/ Charles V. Payne
                                  --------------------
                              Charles V. Payne
                              President and Chief Executive Officer

                              By: /s/ Daliah Amar
                                  --------------------
                              Chief Operating Officer/chief financial officer