Form 10QSB
period 2001-09-30
WALL STREET STRATEGIES CORP
filed 2001-11-14
CIK 1106759

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001

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

                                    Yes _X_ No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 13, 2001, the registrant had 18,447,549 shares of Common Stock outstanding.

            Transmittal Small Business Disclosure Format (check one)

                             Yes ______ No ___x___

                WALL STREET STRATEGIES CORPORATION AND SUBSIDIARY

                        FORM 10-QSB - September 30, 2001



                    Index                                                                        Page
                                                                                                 Number
PART I              FINANCIAL INFORMATION

Item 1              Condensed Consolidated Balance Sheets at September 30, 2001                     3
                    and December 31, 2000 (unaudited at September 30, 2001)

                    Condensed Consolidated Statements of Operations for the                         4
                    three months ended September 30, 2001 and September 30, 2000 and the nine months ended September 30, 2001 and September 30, 2000
                    (unaudited)

                    Condensed Consolidated Statement of Shareholders' Equity (Deficit)              5
                    for the nine months ended September 30, 2001 (unaudited)

                    Condensed  Consolidated  Statements  of Cash Flows for the                      6
                    nine months ended September 30, 2001 and September 30, 2000
                    (unaudited)

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

PART I-FINANCIAL INFORMATION


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

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                        FORM 10-QSB - SEPTEMBER 30, 2001

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           (Unaudited)
                                                                           September 30,     December 31,
                                                                               2001             2000
                                                                               -----            -----
ASSETS

CURRENT ASSETS
              Cash and cash equivalents                                    $     34,581    $     82,139
              Accounts receivable                                                17,700          29,820
              Marketable securities, available for sale, at market value            245             700
              Deferred commission expense                                       158,026         246,337
              Other current assets                                               41,062         176,984
                                                                           ------------    ------------
                                 Total current  assets                          251,614         535,980
Property and equipment, net                                                   1,168,613       1,484,340
Deferred website development costs, net                                          73,131         206,855
Other assets                                                                    270,592         312,000
                                                                           ------------    ------------
                                                                              1,763,950       2,539,175
                                                                           ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
              Accounts payable and accrued expenses                        $  2,337,417    $  1,944,581
              Accrued compensation                                              300,439         291,495
              Capitalized lease obligations                                     464,313         500,562
              Deferred subscription income                                      451,502         703,817
              Loan payable                                                       50,000            --
              Shareholder loan payable                                          109,854          50,000
                                                                           ------------    ------------
                                 Total current liabilities                    3,713,525       3,490,455
                                                                           ------------    ------------
COMMITMENTS AND CONTINGENCIES

Mandatory redeemable series A convertible preferred stock- 8%
              cumulative, $.001 par value; 5,000,000 shares
              authorized; 9.24 and 10.00 shares issued and
              outstanding                                                     1,008,599       1,029,778
                                                                           ------------    ------------
SHAREHOLDERS' EQUITY (DEFICIT)
              Common stock, $.001 par value;
              50,000,000 shares authorized;
              18,447,549 and  18,109,680 shares
              issued and outstanding                                             18,448          18,110
              Additional paid-in capital                                     13,806,680      14,019,475
              Accumulated deficit                                           (16,378,555)    (14,186,891)
              Unearned compensation                                            (404,747)     (1,818,627)
              Accumulated other comprehensive loss                                 --           (13,125)
                                                                           ------------    ------------
                                 Total shareholders' deficit                 (2,958,174)     (1,981,058)
                                                                           ------------    ------------
                                                                           $  1,763,950    $  2,539,175
                                                                           ============    ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                        FORM 10-QSB - SEPTEMBER 30, 2001

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three months ended              Nine months ended
                                                       September 30,                  September 30,
                                                 ------------------------      -------------------------
                                                    2001          2000           2001             2000
                                                 ---------     ----------      ----------      ----------
REVENUE
     Subscription income                         $496,074      $1,247,042      $1,782,444      $3,881,353
     Consulting income                               --              --           217,000            --
     Interest and dividends                          --             8,426           6,587          36,681
     Realized (loss) gain on sale of
       marketable securities                     (124,576)           --          (124,576)         36,118
                                             ------------    ------------    ------------    ------------
                                                  371,498       1,255,468       1,881,455       3,954,152
                                             ------------    ------------    ------------    ------------

COSTS AND EXPENSES
     Salaries and commissions                     690,669       2,607,583       2,323,303       7,422,782
     Other operating expenses                     156,803         568,182         638,114       1,505,073
     Consulting fees                               22,884         102,253          78,527         702,827
     Payroll taxes and employee benefits           37,083         107,421         170,780         388,125
     Professional fees                            101,910         362,766         172,666         845,009
     Website development costs                       --            65,431            --           316,028
     Depreciation and amortization                151,429         106,497         454,055         241,310
     Rent and occupancy                            86,329          76,406         235,674         184,541
                                             ------------    ------------    ------------    ------------
                                                1,247,107       3,996,539       4,073,119      11,605,695
                                             ------------    ------------    ------------    ------------
LOSS BEFORE PROVISION
     FOR INCOME TAXES                            (875,609)     (2,741,071)     (2,191,664)     (7,651,543)
Provision for income taxes                           --             8,345            --            65,800
                                             ------------    ------------    ------------    ------------
NET LOSS                                        $(875,609)    $(2,749,416)    $(2,191,664)    $(7,717,343)
                                             ============    ============    ============    ============
Basic and diluted net loss per share               $(0.05)         $(0.16)         $(0.12)         $(0.45)
                                             ============    ============    ============    ============
Weighted average common shares outstanding     18,279,410      17,370,063      18,178,431      17,182,627
                                             ============    ============    ============    ============






  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                        FORM 10-QSB - SEPTEMBER 30, 2001

       CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (UNAUDITED)














                                                                                                              Total
                                                                                               Accumulated    share-
                                Common stock          Additional                                  other      holders'
                             ---------------------     paid-in     Accumulated     Unearned    comprehensive  equity  Comprehensive
                               Shares      Amount      Capital       deficit      compensation  income (loss) (deficit)    loss
                             ----------    -------    -----------   ------------- ------------  ---------- ---------- -------------
BALANCE, JANUARY 1, 2001     18,109,680    $18,110    $14,019,475   ($14,186,891) ($1,818,627)  ($13,125) $(1,981,058)

Re-purchase of                  (41,250)       (41)      (233,595)                    233,534                    (102)
   employees stock
Amortization of stock
   compensation                    --         --             --             --      1,180,346       --      1,180,346

Preferred stock conversion      379,119        379         75,621                                              76,000

Preferred stock dividend                                  (54,821)                                            (54,821)

Marketable securities
   valuation adjustment            --         --             --                          --       13,125       13,125      $13,125

Net loss, nine months
   ended September 30, 2001        --         --             --       (2,191,664)        --         --     (2,191,664)  (2,191,664)
                             ----------  ----------    -----------   -----------    --------   ---------   ----------- ------------
Total comprehensive loss                                                                                               $(2,178,539)
                                                                                                                       ------------
BALANCE, SEPTEMBER 30, 2001  18,447,549    $18,448    $13,806,680   ($16,378,555)   ($404,747)      --    $(2,958,174)
                             ==========    =======    ===========   ============    =========  =========  ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                        FORM 10-QSB - SEPTEMBER 30, 2001


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                   Nine months ended
                                                                    September 30,
                                                             ------------------------------
                                                                 2001             2000
                                                             -------------   --------------
INCREASE (DECEASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
                                                              ($2,191,664)  ($7,717,343)
    NET  LOSS

        ADJUSTMENTS TO RECONCILE NET LOSS TO NET
        CASH USED IN OPERATING ACTIVITIES
             Depreciation and amortization                        454,055       241,310
             Realized loss (gain) on sale of marketable
               securities                                         124,576       (36,118)
             Stock compensation                                 1,180,346     4,607,298
             Deferred rent                                         12,684         2,535
             Marketable securities received                      (177,000)         --

    CHANGES IN OPERATING ASSETS AND LIABILITIES
              Accounts receivable                                  12,120        36,622
              Deferred commission expenses                         88,311       (83,031)
              Other assets                                        177,330       114,097
              Accounts payable and accrued expenses               380,152       679,580
              Accrued compensation                                  8,944       (80,251)
              Income taxes payable                                      0         6,231
              Deferred subscription income                       (252,315)      377,559
              Accrued pension expense                                   0      (100,000)
                                                              -----------   -----------
         Net cash used in operating activities                   (182,461)   (1,951,511)
                                                              -----------   -----------
    CASH FLOW FROM INVESTING ACTIVITIES

      Purchase of property and equipment                           (4,603)     (751,654)
      Deferred website development costs paid                        --        (187,577)
      Proceeds from the sale of marketable securities              66,003        64,045
                                                              -----------   -----------
         Net cash provided by (used in) investing activities       61,400      (875,186)
                                                              -----------   -----------
    CASH FLOW FROM FINANCING ACTIVITIES
      Proceeds from issuance of preferred stock                         0     1,000,000
      Re-purchase of employees stock                                 (102)            0
      Proceeds from loan payable                                   50,000             0
      Repayment of capitalized lease obligations                  (36,249)      (47,070)
      Proceeds from shareholder loan                               59,854        50,000
                                                              -----------   -----------
         Net cash provided by financing activities                 73,503     1,002,930
                                                              -----------   -----------
    NET DECREASE IN CASH AND CASH EQUIVALENTS                     (47,558)   (1,823,767)

    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOND                82,139     2,506,505
                                                              -----------   -----------
    CASH AND CASH EQUIVALENTS, END OF PERIOD                  $    34,581   $   682,738
                                                              ===========   ===========

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Interest paid                                           $    25,454   $     9,048
      Income taxes paid                                       $      --     $    51,641
                                                              ===========   ===========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                WALL STREET STRATEGIES CORPORATION AND SUBSIDIARY

                        FORM 10-QSB - September 30, 2001

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1        BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for a complete set of financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the December 31, 2000, consolidated financial statements and notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The accounting policies used in the preparation of these condensed consolidated financial statements are consistent with those described in the December 31, 2000, consolidated financial statements.


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


3        GOING CONCERN

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The
         Company has incurred significant losses from operations and has generated insufficient operating revenue to fund its expenses. In addition, at September 30, 2001, the Company had a working capital deficiency of approximately $3.5 million. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is contingent upon it obtaining additional debt and/or equity capital financing. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         In contemplation of obtaining additional financing, the Company signed a Letter of Agreement on January 25, 2001, with Swartz Private Equity, LLC ("Swartz"), for a $10,000,000 irrevocable equity line of credit. The Company has halted its efforts to move forward on this equity line of credit.

         On September 17, 2001, the Company received a loan for $50,000 from a potential investor. The terms and conditions of this loan have not been finalized. The Company has recorded this as a loan payable in these condensed consolidated financial statements.

         The Company is currently exploring other financing alternatives. The lack of an immediate capital infusion could cause the Company to exhaust all of its remaining capital reserves and would have a material adverse effect on the Company's business and results of operations and its ability to continue as a going concern.

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


4        CAPITALIZED LEASE OBLIGATIONS

         The Company has financed a portion of its computer equipment purchases in the form of capitalized leases. Each lease is three years in duration, bearing interest at rates ranging between 11% and 13% per annum.

         Interest expense under the capitalized lease obligations was $10,825 and $36,279 for the three and nine months ended September 30, 2001.

         The  Company  is  currently  in  default  of  its   capitalized   lease
         obligations and accordingly, all amounts due have been classified as current in the accompanying condensed consolidated balance sheet.

  5      COMMITMENTS AND CONTINGENCIES

         LEASES

         On November 23, 1999, the Company entered into a ten-year lease agreement for office space located in New York City. In accordance with the terms of the lease agreement, the Company issued a letter of credit to the Landlord in the approximate amount of $272,000 for which the Company is required to maintain a cash deposit as collateral in a separate interest bearing account.

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

         On August 8, 2001, the Company reached a settlement with the Landlord and the execution of the warrant of eviction was stayed on the condition that the Company pay $73,678 simultaneous with the execution of the agreement and prior to the tenth day of each month, the Company pay current rent, utilities and taxes plus $10,000 in past due rent until all the arrears are paid in full. Upon full payment of all amounts due, the Landlord will return the $270,592 from the original Letter of Credit that was drawn and being held as a security deposit, and the Company will replenish the Letter of Credit in the same amount. Furthermore, the Company agreed that in the event of any default the warrant of eviction should execute without any further notice from the Landlord. As of September 30, 2001, the Company owed $90,535 under the terms of this agreement.

         EMPLOYMENT AGREEMENTS

         On July 30, 1999, in conjunction with and, in contemplation of the Exchange Agreement discussed in Note 1, the Company entered into an employment agreement with its largest shareholder who is also the President and Chief Executive Officer of the Company. The term of the agreement is for three years, commencing September 23, 1999, and provides for a current base salary of $302,500 per annum with annual bonuses of up to $250,000 per year dependent upon the Company meeting specified revenue targets. The agreement may be terminated by mutual consent or by the Company for cause. At September 30, 2001, the amount payable to the President and Chief Executive Officer under the employment agreement is $158,590 and is included in the accrued expenses in the accompanying condensed consolidated balance sheet.

         On April 7, 2000, the Company entered into an employment agreement with its Chief Operating Officer. The agreement has a term of three years at a current annual base salary of $192,500, subject to annual review by the Board of Directors for possible increase. The agreement also provides for an annual incentive bonus of up to 50% of base salary.

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

         This transaction resulted in additional unearned compensation of $936,250. These shares are to be released from escrow as follows:
         250,000 shares on December 6, 2000, and 50,000 shares on each of March 6, 2001, June 6, 2001, September 6, 2001, December 6, 2001, and March 6, 2002. For the nine months ended September 30, 2001, $607,125 has been charged to operations as a result of these transactions.

         At September 30, 2001, the amount payable to the Chief Operating Officer under the employment agreement is $96,149 and is included in the accrued expenses in the accompanying condensed consolidated balance sheet.


         LEGAL PROCEEDING

         ZIA PROPERTIES

         In December 2000, Zia Properties initiated an action in the District Court of El Paso County, Colorado against Vacation Emporium Corporation (as survivor of a merger with Vacation Emporium International, Inc.) and Vacation Emporium Marketing Inc., the for failure to pay certain amounts due under a March 5, 1999, lease agreement between Zia Properties and Vacation Emporium International, Inc. The amount claimed by Zia Properties in this action is approximately $104,000.

         Based on the representations and discussions between the Company (which was formerly known as Vacation Emporium Corporation) and Vacation Emporium Marketing Inc., the Company believes that Vacation Emporium Marketing Inc., is solely responsible for any and all amounts owed to Zia Properties under the lease agreement.

         Vacation Emporium Marketing Inc., is currently attempting to reach a settlement of Zia Properties' claim against all of the defendants. It is uncertain whether this settlement effort will be successful.
         However, the Company has engaged local counsel to represent its interests in this litigation and has received a judgment against the principals of Vacation Emporium Marketing for an amount to be determined based on any judgment brought against the Company. A trial date has been set for September 3, 2002, unless a settlement can be reached prior to this date. The Company can make no assurance, however, regarding the settlement or its liability relating to this claim. As of September 30, 2001, the Company has not accrued any amounts related to this claim.

         AMERICAN EXPRESS TRAVEL RELATED SERVICES COMPANY

         American Express Travel Related Services Company, Inc. has filed a summons and complaint for delinquencies in the amount of $259,933, plus $38,990 in legal fees, relating to amounts due on the Company's corporate credit card account. The Chief Executive Officer, a former employee, and the Company have been named as defendants. American Express is seeking a judgment against the defendants for corporate credit card breach of contract, in the sum of $298,923. The Company has filed a response and is contesting certain elements of the summons and complaint. As of September 30, 2001, the Company has accrued approximately $250,000 related to the summons and complaint.

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

         The actions taken by creditors including the secured creditor on the capitalized lease obligations will force the Company to incur legal fees and devote resources to defending these actions. Without additional financing, the Company lacks the capital that would be necessary to properly defend these claims. In addition, the creditors provide vital services and equipment that if discontinued, may cause disruptions in the Company's ordinary business activities and limit the Company's ability to conduct normal business operations going forward.


6        MANDATORY REDEEMABLE PREFERRED STOCK

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

         Pursuant to the terms of the subscription agreement (covering the issuance of the Series A Preferred Stock), if the registration has not been declared effective, the Company is obligated to pay an amount equal to 2% of the face value of the preferred stock for every 30 day period, commencing on December 1, 2000, in the form of liquidated damages. The Company has recorded charges of $180,000 in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2001, relating to this provision and will continue to accrue charges until there is an effective registration. Commencing with the effective date of the registration, the Company has the right to redeem the shares of Series A Convertible Preferred Stock then outstanding upon 10 days notice and payment to the purchaser of an amount equal to 125% of the stated value.

         During 2001, Series A Convertible Preferred Stock, with a stated value of $76,000 together with cumulative dividends of $2,409 have been converted into 379,119 shares of the Company's common stock in accordance with the terms of the Series A Convertible Preferred Stock.


7        STOCK COMPENSATION

         In connection with, and in contemplation of the Exchange Agreement, on July 30, 1999, the Company sold 1,258,205 shares of common stock for $.0025 per share to certain key employees (10 individuals) of WSSI. The issuance of these shares gave rise to unearned compensation which has been fully amortized as of September 30, 2001. For the nine months ended September 30, 2001, $573,221 has been expensed and included in the accompanying condensed consolidated statements of operations.

         In February and March 2001, three individuals terminated their employment with the Company. The Company has repurchased 41,250 shares of previously issued common stock at $.0025 per share from these individuals in accordance with the terms of their subscription agreement.

 8       CONSULTING INCOME

         During 2001, the Company recognized $217,000 in consulting income for services rendered by the Company's President and Chief Executive Officer. As payment for such services, the Company received $40,000 in cash, and marketable securities with a fair market value of $177,000.

         In the quarter ended September 30, 2001, the Company sold all the securities received for proceeds of $66,003 resulting in a realized loss of approximately $111,000.


 9       SUBSEQUENT EVENT

         STEVENS COMMUNICATIONS, INC.

         Stevens Communications, Inc. (the "Plaintiff") filed a summons, verified compliant stating that Wall Street Strategies was in breach of their Sales Agreement for failing to make payments of $166,141 for hardware, software and professional services when due. The Sales Agreement is for the purchase of the Company's CTI/telephone equipment.

         The Company received the summons on November 09, 2001, and has yet to respond to this complaint. The Company intends to dispute the summons and contest the amount due.

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

During the third quarter 2001, the Company continued to execute on its business strategy to increase the total number of its subscribers, including significant numbers of individual investors. The Company continued to use its web destination to build brand awareness, and attract paying subscribers for its products. If the Company is unable to attract financing (as discussed in the "Going Concern" section) it will be severely limited in executing on its strategy of increasing the number of subscribers and realizing the potential from its website. Furthermore, continuing downturns in the US Equity Market could adversely affect the Company's revenues and its ability to succeed with web initiatives, strategic partnerships, and building brand awareness.

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

The Company will continue to develop its website during 2001, and, to the extent its resources permit, will embark upon a marketing and advertising program to promote its brand and products. Currently, the Company does not have the capital to embark on a marketing and advertising program. If the Company is unable to attract the capital financing that it is seeking, it is unlikely that any marketing and advertising programs will take place.

The Company will also pursue additional strategic relationships and, as appropriate, hire additional personnel, including management personnel, and purchase additional computer systems and software, within its aforementioned financing limitations. The Company has not had any significant revenues from its alliances to date.

During the first nine months of 2001, the investor services industry was adversely affected by the downturn experienced in the US Equity Markets. The Company's revenues and overall business activity were significantly lower as compared to the third quarter 2000 when the equity market conditions were more favorable. The Company continued to implement cost cutting measures it had started in the fourth quarter of 2000 and was successful in significantly lowering its cost of operations during the first nine months of 2001. The cost cutting measures only partially offset the significant reduction in revenue as the Company continued to incur operating losses in the third quarter 2001. The Company's revised strategy of cost cutting measures and streamlining operating costs wherever possible is expected to curtail operating losses during the remainder of 2001. The full implementation of the cost cutting measures and strategy is contingent on the Company obtaining financing that would provide the capital necessary for continued operations. At September 30, 2001, the Company had a working capital deficiency of approximately $3.5 million. These factors (among others) raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue to operate as a going concern is contingent upon its obtaining additional debt and/or equity capital. If it is unable to obtain additional financing there will be a certain depletion of available capital. The severe limitations imposed by the resulting capital deficiency will cause a certain interruption in continuing business.

The Company is delinquent on most of its trade payables and has defaulted on its capitalized lease obligations. The delinquencies with vendors and the default on the capitalized lease obligations has prompted several creditors to threaten legal collection action or in some cases file a complaint and summons for amounts due on trade credit extended to the Company. In addition, the Company defaulted on its lease obligation for the rental of its premises at 80 Broad Street New York, NY. On August 8, 2001, the Company entered into a settlement on its lease to pay $10,000 per month in past due rent until the balance is paid in full. As of September 30, 2001, the Company owed $90,535 under the terms of this settlement. The Company currently owes $70,535.

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

As of September 30, 2001, the Company had approximately 5,000 subscribers. As of such date, the Company also had approximately 9,700 registered users of the Company's products provided for free on its website. The Company anticipates that some of such users will be converted into paying subscribers. Subscription revenue for the three and nine months ended September 30, 2001, was $496,074 and $1,782,444, respectively. For the three and nine months ending September 30, 2000, subscription revenue was $1,247,042 and $3,881,353, respectively. The Company is positioned to improve revenues in the event of an equity market rebound as Charles Payne the Company's chief analyst and spokesperson continues to gain exposure in the media as a respected Wall Street professional and analyst. In addition, equity ownership in US households remains at historically high levels, which bodes well for the marketing of the Company's products and services.

RESULTS OF OPERATIONS

Total revenue for the three and nine months ended September 30, 2001, was $371,498 and $1,881,455, respectively. These amounts represented decreases from the three and nine months ended September 30, 2000, of 70% and 52%, respectively. Revenue for the three month and nine month period ended September 30, 2000, was $1,255,468 and $3,954,152, respectively. Income from sales of subscriptions to the Company's products represented nearly all of the Company's revenue in both periods with the exception of consulting income of $217,000 in the second quarter 2001. The decrease in subscription revenue resulted primarily from the adverse affect on the Company's business attributable to the downturn in the US equity markets experienced during the first nine months of 2001.

The Company had a realized loss on the sale of marketable securities of $124,576 in the three and nine months ended September 30, 2001. This compared with no realized gain and a $36,118 gain for the three and nine months ended September 30, 2000, respectively.

The Company's decline in revenues was offset by decreases in operating expenses, for the three and nine months ended September 30, 2001. A substantial portion of the Company's operating expenses continue to be the operating expense attributable to stock compensation earned and charged to operations in connection with the issuance of shares of Common Stock and below fair market value option grants to certain key employees and management personnel. Total operating expenses decreased from approximately $4.0 million and $11.6 million for the three and nine months ended September 30, 2000, respectively, to approximately $1.2 million and $4.1 million for the three and nine months ended September 30, 2001, respectively. These amounts represent a decrease of 70% for the three month period and a 65% decrease for the nine month period, as compared to the same prior year periods. Included in operating expenses are salaries and commissions of $690,669 and $2,323,303 for the three and nine months ended September 30, 2001, respectively, and $2,607,583 and $7,422,782 for the three and nine months ended September 30, 2000, respectively. These amounts represent a decrease of 74% for the comparable three month period and 69% for the comparable nine month period in 2000. Included in salaries and commissions for the three month and nine month period ended September 30, 2001, are $383,278 and $1,180,346 respectively, related to stock compensation. Excluding stock compensation, salaries and commissions for the three months period ending September 30, 2001 was $307,391, a decrease of 71%, over the comparable period in 2000. For the nine months period ending September 30, 2001, salaries and commission, exclusive of the expense related to stock compensation would have been $1,142,957 a decrease of 65% over the comparable period in 2000. Payroll taxes and employee benefits decreased to $37,083 and $170,780 for the three and nine months ended September 30, 2001, respectively, as compared to $107,421 and $388,125 for the three and nine months ending September 30, 2000, respectively. This represents decreases of 65% and 56% for the three and nine months ending September 30, 2001 as compared to the same prior year periods. The decrease in salaries and commissions in the 2001 period is attributable primarily to lower variable sales commission paid on significantly lower sales and reductions in staff. If the Company is successful in obtaining the financing it is seeking, the Company anticipates that it will recruit sales, research, and executive personnel going forward. The Company further anticipates additional charges to expense for stock compensation during the remainder of 2001, resulting from the amortization of existing unearned compensation.

During the three and nine months ended September 30, 2001, the Company incurred consulting fees of $22,884 and $78,527, respectively, as compared to $102,253 and $702,827, respectively, for the three and nine months ended September 30, 2000. In line with its implementation of cost-cutting measures, the technology, financial, and other consulting fees were significantly reduced in the 2001 period. Included in the 2000 period, were stock compensation earned and charged to expense for compensation paid to a public relations firm. The stock compensation portion of the consulting fees recorded for the three and nine months ended September 30, 2001, were zero compared to zero and $480,430, respectively, for the three and nine months ending September 30, 2000.

Rent and occupancy costs increased to $86,329 for the three months ended September 30, 2001, from $76,406 in the comparable period. Rent and occupancy costs increased to $235,674 from $184,541 for the nine months ending September 30, 2001 and 2000, respectively. This overall increase is attributable to the leasing of additional space that the Company took occupancy of in July 2000. Accordingly, the Company anticipates increases in its rent and occupancy costs during the remainder of 2001 and in subsequent years.

The Company experienced decreased costs and expenses in a number of other areas for the 2001 period as a result of the implementation of its cost-cutting strategy. The significant changes are summarized as follows:



                            For the three months ended                      For the nine months ended
                                                          % Increase or                                  % Increase or
Expense                    9/30/2001      9/30/2000       (Decrease)      09/30/2001     9/30/2000        (Decrease)
---------------            ---------      ---------       ----------      -------------  ---------        ----------

Telephone and              $ 23,775       $  44,882             (47%)     $ 64,793       $  244,323             (73%)
 communication costs
Travel and promotion       $ 3,646        $ 326,965             (99%)     $ 28,579       $  693,907             (96%)
 costs
Website Development        $      -       $ 102,926       Not applicable  $     -        $  417,777       Not applicable
 costs
General,                   $  129,382     $ 196,035             (34%)     $ 544,742      $  566,843              (4%)
administrative and other
operating costs



The Company incurred depreciation and amortization expense for the three and nine months ended September 30, 2001, of $151,429 and $454,055, respectively. This compares to depreciation and amortization expense of $106,497 and $241,310 for the three and nine months ending September 30, 2000, respectively. The increase in the 2001 period is primarily a result of increased property and equipment purchases, capitalized leases, and the amortization of capitalized web development costs in the second half of 2000.

The Company also incurred professional fees of $101,910 and $172,666 for the three and nine months ended September 30, 2001, respectively. This compares to professional fees of $362,766 and $845,009 for the three and nine months ended September 30, 2000, respectively. The 2000 period expenses were primarily attributable to the Company's expansion and the Company becoming a reporting issuer.

The Company experienced a net loss for the three months ended September 30, 2001, of $875,609 or $0.05 per share as compared to a net loss for the three months ended September 30, 2000, of $2,749,416 or $0.16 per share. The Company experienced a net loss for the nine months ended September 30, 2001 of $2,191,664 or $0.12 per share as compared to a net loss for the nine months ended September 30, 2000, of $7,717,343 or $0.45 per share. Management believes that the decrease in the Company's net loss was primarily due to the reduction in operating costs as a result of the implementation of cost-cutting measures that were initiated in the latter part of 2000. The lowered operating costs partially offset the significant decrease in sales attributable to the equity market conditions and its impact on the investor service industry during the first nine months of 2001.

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe that inflation has had, or will have, a material effect on its sales or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended September 30, 2001, was $182,461 compared to net cash used in operating activities of $1,951,511 for the nine months ended September 30, 2000. The decrease in cash used in operations was primarily due to a significant decrease in operating liabilities incurred in connection with the implementation of the Company's cost reduction strategy. Net cash provided by investing activities for the nine months ended September 30, 2001, was $61,400 compared with net cash used in investing activities of $875,186 for the nine months ended September 30, 2000. The decrease in cash used in investing activities was primarily a result of the Company's reduction and postponement of capital expenditures, equipment purchases, and web development initiatives. Net cash provided by financing activities was $73,503 for the nine months ended September 30, 2001, compared with $1,002,930 for the nine months ended September 30, 2000. The cash provided in financing activities in the 2001 period was primarily the result of a loan of $50,000 from a potential investor and an additional $59,854 to the Company from its principal shareholder bringing his total loan amount to $109,854 as of September 30, 2001.

The Company anticipates continuing cash requirements to finance its business operations (see discussion of "going concern").

GOING CONCERN

The Company has incurred significant losses from operations and has generated insufficient operating revenue to fund its expenses. In addition, at September 30, 2001, the Company had a working capital deficiency of approximately $3,500,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is contingent upon it obtaining additional debt and/or equity capital financing.

In contemplation of obtaining additional financing, the Company signed a Letter of Agreement on January 25, 2001, with Swartz Private Equity, LLC ("Swartz"), for a $10,000,000 irrevocable equity line of credit. The Company has halted its efforts to move forward on this equity line of credit.

On September 17, 2001, the Company received a loan for $50,000 from a potential investor. The terms and conditions of this loan have not been finalized. The Company has recorded this as a loan payable in these condensed consolidated financial statements.

The Company is currently exploring other financing alternatives. The lack of an immediate capital infusion could cause the Company to exhaust all of its remaining capital reserves and would have a material adverse effect on the Company's business and results of operations and its ability to continue as a going concern.

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

                       WALL STREET STRATEGIES CORPORATION
                        FORM 10-QSB - SEPTEMBER 30, 2001

                                     PART II
                                OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

ZIA PROPERTIES

In late December 2000, Zia Properties ("the Plaintiff") initiated an action in District Court, El Paso County, Colorado against Vacation Emporium Corporation (as survivor of a merger with Vacation Emporium International, Inc.) and Vacation Emporium Marketing, Inc., for failure to pay certain amounts due under a March 5, 1999, Lease Agreement between Zia Properties (as Landlord) and Vacation Emporium International, Inc. (as Tenant). The amount claimed by Zia Properties in this action is approximately $104,000.

Based on the representations and discussions between Wall Street Strategies Corporation (which was formerly known as Vacation Emporium Corporation) and Vacation Emporium Marketing Inc., the Company believes that Vacation Emporium Marketing Inc., and some or all the corporation's shareholders, are solely responsible for any and all amounts owed to Zia Properties under the Lease Agreement.

Vacation Emporium Marketing Inc., is currently attempting to reach a settlement of Zia Properties' claim against all of the defendants. It is uncertain whether this settlement effort will be successful. However, the Company has engaged local counsel to represent its interests in this litigation and has received a judgment against the principals of Vacation Emporium Marketing for an amount to be determined based on any judgment brought against the Company. A trial date has been set for September 3, 2002, unless a settlement can be reached prior to this date. The Company can make no assurance, however, regarding the settlement or its liability relating to this claim.

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

On November 13, 2001, the Company reached an agreement to pay $2,000 to finally mark the case settled.

STEVENS COMMUNICATIONS, INC.

Stevens Communications, Inc. (the "Plaintiff") filed a summons, verified compliant stating that Wall Street Strategies was in breach of their Sales Agreement for failing to make payments of $166,141 for hardware, software and professional services when due. The Sales Agreement is for the purchase of the Company's CTI/telephone equipment.

The Company received the summons on November 09, 2001, and has yet to respond to this complaint. The Company intends to dispute the summons and contest the amount due.


ITEM 2   Changes in Securities and Use of Proceeds

         None

ITEM 3   Defaults Upon Senior Securities

         None

ITEM 4   Submission of Matters to a Vote of Security Holders

         None

ITEM 5   Other Information

         None

ITEM 6   Exhibits and Reports on Form 8-K

          (a)      Exhibits
                   None


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



         Date November 14, 2001        By: /s/ Charles V. Payne
                                           --------------------
                                       Charles V. Payne
                                       President and Chief Executive Officer

                                       By: /s/ Daliah Amar
                                          ----------------------
                                       Chief Operating Officer/chief
                                       financial officer