Form 10KSB
period 2001-12-31
WALL STREET STRATEGIES CORP
filed 2002-04-16
CIK 1106759

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB


(MARK ONE)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

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

                                 (212) 514-9500
                 Issuer's Telephone Number, Including Area Code

                130 William Street, Suite 401, New York, NY 10038
                                (Former Address)

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

         State issuer's revenues for its most recent fiscal year.  $2,462,345
                                                                   ----------

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $220,672

         Securities registered under Section 12 (g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes _X_  No

         As of April 11, 2002, the registrant had 18,447,549 shares of Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one)

                                               Yes ___  No _X_

                                TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
PART I

Item 1.   Description of Business ...................................................................  1-6
Item 2.   Description of Property....................................................................  6-7
Item 3.   Legal Proceedings .........................................................................  7-8
Item 4.   Submission of Matters to a Vote of Security Holders .......................................  8
Part II
Item 5.   Market for Common Equity and Related Stockholder Matters ..................................  8-9
Item 6.   Management's Discussion and Analysis Of Financial Condition And Results Of Operations .....  9-13
Item 7.   Financial Statements.......................................................................  F1-F16
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......  14
PART III
Item 9.   Directors, Executive Officers, Promoters and Control Persons...............................  14-15
Item 10.  Executive Compensation.....................................................................  15-17
Item 11.  Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters................................................................  15-17
Item 12.  Certain Relationships and Related Transactions.............................................  18
Item 13.  Exhibits, List and Reports on Form 8-K.....................................................  18-20

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

As used in this Form 10-KSB, "we", "us", and "our" refer to Wall Street Strategies Corporation and its consolidated subsidiary, Wall Street Strategies, Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report  includes  forward-looking  statements  within the meaning of
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on our management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," estimate," "consider," or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and stockholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. These factors include, but are not limited to, general economic conditions, changes in competition, changes in accounting principles, policies or guidelines; changes in legislation or regulation and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

HISTORY

We are a Nevada corporation formed under the name Vacation Emporium Corporation on April 2, 1999, and the surviving entity in a merger with our then corporate parent, The Vacation Emporium International, Inc., a Colorado corporation formed under the name Rising Sun Capital, Ltd., which we herein refer to as VEI-Colorado, on May 12, 1988.

On June 21, 1999, VEI-Colorado merged with and into its wholly owned subsidiary, Wall Street Strategies Corp. (WSSC), for the purpose of effecting the reincorporation of VEI-Colorado as a Nevada corporation. In this merger, WSSC issued to shareholders of VEI-Colorado two (2) shares of common stock for each share of common stock in VEI-Colorado owned by them immediately prior to the 1999 Merger. On July 30, 1999, we entered into an agreement and plan of share exchange with Charles V. Payne, the sole shareholder of Wall Street Strategies, Inc., a Delaware corporation engaged in providing investment research and information services for individual and institutional investors and financial professionals. Pursuant to this agreement, we agreed to purchase from Mr. Payne all of the issued and outstanding shares of common stock of Wall Street
Strategies, Inc., thus making Wall Street Strategies, Inc. our wholly-owned subsidiary, in exchange for the issuance to Mr. Payne of shares of our common stock which, after giving effect to certain other issuances and cancellations of common stock contemplated by the share exchange agreement, would represent approximately 53.84% of the total issued and outstanding shares of our common stock.

On July 30, 1999, in contemplation of the possible transaction with Mr. Payne for the purchase of Wall Street Strategies, Inc., in accordance with the share exchange agreement, we entered into subscription and rights agreements with ten individuals pursuant to which these individuals purchased an aggregate of 1,258,205 shares of common stock for a purchase price of $.0025 per share.

Eight of the ten individuals, purchasing an aggregate of 380,000 shares of common stock, were, as of that date, employees of Wall Street Strategies, Inc. We had the right to repurchase the shares purchased by these individuals in declining increments over a two year period, at the same purchase price of $.0025 per share, if the individual's employment was terminated other than by reason of death or disability. The shares purchased by these individuals were released from escrow, and from our corresponding repurchase right, in eight equal quarterly installments over the course of the two year period. In 2001, three of the ten individuals terminated their employment and 41,250 shares where repurchased by us.

A ninth individual, David McCallen, one of our former directors and a former officer, entered into a subscription and rights agreement with us on July 30, 1999, pursuant to which he purchased 526,923 shares of common stock at $.0025 per share. Mr. McCallen also entered into a two-year employment agreement on September 23, 1999, which was terminated on September 22, 2000. Pursuant to the termination, 455,000 shares were deemed to have been vested and the remaining 71,923 shares, were forfeited and repurchased by us for $.0025 per share. In connection with his employment agreement, we granted to Mr. McCallen options to acquire 351,282 shares of common stock at $3.50 per share. In connection with the termination of his agreement, an option to purchase 100,000 shares vested immediately and the balance was cancelled. On October 1, 2001, the option to purchase these shares expired.

The tenth individual, Shawn D. Baldwin, entered into a subscription and rights agreement with us on July 30, 1999, pursuant to which he purchased 351,282 shares of common stock. At the same time, Mr. Baldwin entered into a three-year employment agreement and was issued an option to acquire 526,923 shares of common stock at $3.50 per share. This agreement was terminated on September 30, 2000. Pursuant to the termination, an option to purchase 116,000 shares vested, and the option on the remaining 410,923 shares was cancelled. On October 1, 2001, the option to purchase these shares expired.

The ten individuals referred to above also entered into a voting agreement with Mr. Payne, dated as of July 30, 1999, conditioned on the closing of the acquisition of Wall Street Strategies, Inc., pursuant to which, among other matters, the individuals agreed to vote their shares of common stock to elect Mr. Payne and his designees as directors for so long as Mr. Payne beneficially owns at least 10% of the voting shares of the capital stock.

On September 23, 1999, we completed the purchase from Mr. Payne of all of the issued and outstanding shares of common stock of Wall Street Strategies, Inc., entered into an employment agreement with Mr. Payne, and Mr. Payne became a member of the board of directors. In connection with the closing of our acquisition of Wall Street Strategies, Inc., we completed the sale to accredited investors, pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended, of an aggregate of 600,000 shares of common stock for aggregate proceeds of $3,000,000.

We changed our name from Vacation Emporium Corporation to Wall Street Strategies Corporation on September 24, 1999. Wall Street Strategies, Inc. was incorporated in the State of Delaware on September 18, 1991. Except in connection with its acquisition by us as described above, Wall Street Strategies, Inc., has not been subject to or involved with any material classification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business. Neither Wall Street Strategies, Inc., nor have we been involved in any bankruptcy, receivership or similar proceeding.

BUSINESS DESCRIPTION

OVERVIEW

We provide, through Wall Street Strategies, Inc., our wholly owned subsidiary, investment research and information services for individual and institutional investors and financial professionals, including brokerage firms and their clients, investment banks and their clients, and mutual fund and portfolio managers. Wall Street Strategies, Inc., which was founded in 1991 by Charles V. Payne, historically has delivered its products, including financial and market information, analysis, advice and commentary, to paying subscribers through a variety of media including phone, fax, e-mail, audio recordings, newsletters and traditional mail.

As of December 31, 2001, we had approximately 15,500 total users of our free and paid services. During 2001, we continued to implement our business strategy to increase the total number of our subscribers. To those ends, we launched a newly designed website with added features and benefits such as a stock opinion of the week, a portfolio tracker and email alerts on our recommendations. We expect to use the website to build brand awareness and attract paying subscribers for our products.

INDUSTRY BACKGROUND

In recent years, there has been substantial growth in the individual ownership of equity and fixed income securities worldwide. Studies show that investors are shifting from full-service brokerage houses to online trading with the emergence of the Internet. The Investment Company Institute reported that the number of U.S. household owning mutual funds rose another 6% to 54.8 million for the twelve months ended September 30, 2001. Today, 52% of U.S. households now own mutual funds. One-third of these households invested in funds through work-sponsored retirement plans, but even more (38%) held their funds directly. From 1995 through mid-2000, investors opened 12.5 million on-line brokerage accounts--a number projected to grow to more than 42 million by 2003 (Cerulli Associates, 2000; Robertson Stephens, 2000). Furthermore, according to a March 2002 report by JD Powers & Associates, 90 percent of online investors are planning to increase their trading volume over the next year.

The proliferation in equity ownership and associated trading activity has created a need for more investment research and market information on the part of individual investors who seek higher returns on their portfolios. The Internet has rapidly established itself as an effective means for investors to manage their portfolios, research investments and trade securities. At the same time, individuals have been taking greater control of their investments by directly researching their investments, tracking their portfolios, purchasing no-load mutual funds and playing a more proactive role in their relationships with financial advisors. Many of these recent investors are inexperienced. On-line investors typically do not receive investment recommendations from brokers whom they personally know. Instead, they turn to the numerous sources of information available on the Internet. In data recently published by Neilsen NetRatings, 44% of active Internet users visited a finance site in January 2002, and each user spent an average of 21 minutes and 33 seconds at that site.

By combining our existing products and services with the interactive qualities of the Internet to create a branded financial web site, we believe we can capitalize on the increased demand among individual investors for financial advice, analysis and research and attract such investors as new subscribers.

PRODUCT AND SERVICES

Since 1991, Wall Street Strategies, Inc. has provided independent research, analysis, news, information, advice and commentary concerning investments and financial markets to the investment community. This information is packaged in a range of products tailored to the needs of particular types of investors and financial professionals. The products are priced at different levels and subscribers pay monthly fees ranging from $40 to $2,500. We currently deliver our products to subscribers through a variety of media such as fax, e-mail, audio recordings, newsletters, traditional mail and through our website via the Internet. We also offer special promotions such as trial subscriptions and a stock opinion of the week. We offer discounts to subscribers if they purchase more than one product and if they elect quarterly or yearly subscriptions. We also offer a Pay-Per-Pick Service that ranges from $4,500-$100,000 depending on the number of stock recommendations purchased.

Charles V. Payne, our Chief Executive Officer and principal analyst, works with our staff of researchers to produce commentary, analysis and stock selections on a daily basis, which provide the content for our products. Mr. Payne edits our product content and is a featured personality and spokesperson, appearing regularly on television and radio and speaking regularly at financial seminars and other events and engagements. Mr. Payne does not receive fees for appearances on our behalf. We currently offer subscribers a range of products incorporating our financial and market research, analysis, advice and commentary, tailored to the needs and interests of investors and financial professionals with various investment objectives. These products include:


SWING STRATEGIES

Swing Strategies is a research service focusing specifically on equity securities that is issued to subscribers four times each trading day. Each Swing Strategies report consists of a stock selection with information on the stock's current price, trading targets and, generally, a recommended stop loss. Swing Strategies appeals generally to active traders holding equity investments on a short-term (i.e., one hour to one month) basis.

HOTLINE

Hotline provides subscribers with overall market commentary combined with a stock selection twice each trading day. The stock selection portion usually consists of a single stock pick we believe may outperform the broader market. Hotline generally appeals to investors holding equity investments for an intermediate (i.e., 30 to 90 days) period.

NEWSLETTER

The Newsletter is a monthly publication which contains market commentary and two or more specific selections of stocks we believe may be undervalued and/or undiscovered and may outperform the broader market over the period held. The Newsletter generally appeals to longer-term investors (i.e., more than three months). In addition, the Weekly Wrap is a newsletter that is published every weekend and contains, among other things, sector highlights and stock recommendations.

STORYLINE

The Storyline is a publication reporting and assessing rumors and takeover speculation. The Storyline seeks to provide subscribers with trading guidance and insight with respect to existing rumors and takeover speculation.

ENHANCED SERVICES

Our enhanced services are made up primarily of two products, The Institutional Service and the Pay-Per-Pick Service. These services provide more customized information to our subscribers, offering greater insight and analysis than that available through our other products. Both services are geared to the more advanced investors and traders.

INSTITUTIONAL SERVICE

The Institutional Service offers to subscribers comprehensive information regarding our recommendations on individual securities. This service is geared toward active individual, professional, and institutional traders. The Institutional Service provides subscribers with the opportunity to contact us to request information on a limited basis regarding individual securities selected by the subscriber. This service is not offered to subscribers to our other products. This service also includes the Hotline and the Institutional Weekly Wrap.

PAY-PER-PICK SERVICE

The Pay-Per-Pick Service is targeted primarily at high net worth individuals and institutional investors (generally, those investors with more than two years of trading experience and investments of more than $250,000 in the equity markets). Subscribers pay for this service based on a predetermined number of our stock recommendations, typically sold in baskets of 10 to 300. This service is more personalized in nature and as such is delivered to the client by their representative via the phone or email.

WSTREET.COM OUR WEBSITE

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

SITE AREA ACCESS

Specific website areas and features are accessible to the public at different levels. All visitors to the website have access to certain basic areas and features including general information concerning our products and us. They are able to review a condensed version of the market commentary free of charge. Visitors have the option of becoming "registered users" by completing a simple registration process. Registered users may provide us with certain basic contact information about themselves, their investment interests, histories and goals, thus enabling us to promote to such registered users the products most likely to be of interest to them. Registered users have access to twice daily market commentaries as well as certain community features and investment tools such as our proprietary analyses of more than 1,200 stocks. Paid subscribers to one or more of our products have access via the website to the products purchased, as well as to most website areas.

CONTEMPLATED PRODUCTS AND SERVICES

We intend to offer products that are geared to day traders. These products will consist of trading ideas that will be delivered throughout the trading session and that are intended to be acted on immediately. We also intend to offer streaming media as well as tutorials and seminars. In order for us to be able to offer these or other contemplated products or services, we would have to raise additional capital through debt, equity or a significant increase in our operating cashflow (as discussed in the "Going Concern" section of Item 5).

DISTRIBUTION OF PRODUCTS

Since its inception in 1991, Wall Street Strategies, Inc., has maintained an internal direct sales department for the marketing and sale of our products. As of December 31, 2001, Wall Street Strategies, Inc. sales and marketing staff numbered nine persons. The sales and marketing force, which is solely compensated based on subscriptions sold, provide demonstrations for potential subscribers and manage our entire marketing and sales effort. In addition, we use a variety of other means to promote our products and the Wall Street Strategies brand. For example, Charles Payne, our Chief Executive Officer and principal analyst, is also our featured personality and spokesperson, regularly appearing on and promoting us through a variety of media outlets, including television, radio, newspapers and magazines. Mr. Payne also speaks at trade shows, conferences and seminars on a regular basis. These appearances generate leads for us of which many are from international investors.

In 2001, we expanded the marketing of our products to European and international investors. We currently have subscribers in 63 countries.

STRATEGIC DISTRIBUTION RELATIONSHIPS AND CONTENT SYNDICATION

Due to a lack of resources and capital, we did not develop any additional strategic relationships with third parties for the distribution of our products and services and for the syndication and co-branded publication of portions of the content that we produce. Furthermore, the existing relationships have not yielded any significant revenue and in some case have expired. Our ability to further develop these initiatives will be dependent on our ability to raise additional capital and/or increase our revenues (as discussed in the "Going Concern" section of Item 5).

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

     o Publishers and distributors of traditional media, including, print, radio and television, such as The Wall Street Journal, Investors' Daily, Barrons, and Fortune.

     o Online brokerage firms which provide financial and investment news and information, such as Charles Schwab and E*TRADE.

     o Online market analysis and stock analysis and selection companies such as Clear Station, Polar Trading and Pristine Trading.

The market for the electronic distribution of investment research and related services is intensely competitive and this competition is expected to continue to increase. We seek to differentiate ourselves from our competitors based on numerous factors including ease of delivery of products and use of our website, performance, price, reliability, customer service and support, and sales and marketing efforts, as well as the quality, originality, variety and timeliness of our products and services. We believe that competitive position within the financial news and information, market analysis and stock selection market is, to a significant degree, personality driven; spokesmen and analysts for enterprises in this market are often highly visible and can be an important factor in differentiating a business from its competition. We believe that Charles Payne's role in our business and continuing visibility for us provides us with an important competitive characteristic and advantage.

INTELLECTUAL PROPERTY

Although our success depends on maintaining and protecting our intellectual property, including our software, trademarks and trade names, we have not registered any of our trademarks in the United States or abroad. We may in the future seek to protect our intellectual property under applicable copyright and trademark laws in the countries in which we conduct business. We may prosecute litigation against infringements of our intellectual property. In order to protect our trade secrets and other intellectual property, we have required all of our current employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the disclosure of proprietary information to third parties or the use of proprietary information for commercial purposes.

GOVERNMENT REGULATION

Wall Street Strategies, Inc., our wholly owned subsidiary, is a registered investment adviser. This permits us to provide certain individualized services to current and new subscribers. As a registered investment adviser, we are subject to various laws, rules, and regulations that may not otherwise be applicable to persons whose business activities are not subject to registration. We fully intend to comply with all applicable law, rules, and regulations.

We are subject to various federal and state securities and other laws that may limit our activities and, under certain circumstances, subjects us to additional costs of compliance or the imposition of sanctions if we did not comply the various laws.

We maintain and publish a privacy policy regarding clients' nonpublic personal information. Wall Street Strategies maintains physical, electronic, and procedural safeguards to guard nonpublic personal information and does not disclose any nonpublic personal information about clients to anyone, except as permitted by law.

EMPLOYEES

As of December 31, 2001, we had a total of 12 employees, all of whom are full-time employees, and 4 full-time consultants. Of these persons, 9 are in sales and marketing, 4 are analysts, researchers, writers or editorial personnel, and 3 are in accounting, operations, administration and management. We are not subject to any collective bargaining agreements.

ITEM 2. DESCRIPTION OF PROPERTY

OUR PRINCIPAL EXECUTIVE OFFICE

Our offices are located at 80 Broad Street, 31st Floor, New York, NY 10004. The telephone number at that location is 212-514-9500. Wall Street Strategies, Inc., leases and occupies approximately 8,300 square feet of office space at this location.

On November 23, 1999, we entered into a ten-year lease agreement for our office space. In accordance with the terms of the lease agreement, we issued a letter of credit to the Landlord in the amount of $270,592 for which we are required to maintain a cash deposit as collateral in a separate interest bearing account.

On April 18, 2001, as a result of our default on our rent obligation, the Landlord drew down the letter of credit and is currently in possession of $270,592, which is being held as a security deposit. During the first quarter of 2001, the Landlord filed a notice of non-payment petition (the "Petition") seeking eviction, naming us as the defendant relating to the default on the lease for our premises at 80 Broad Street, New York, NY. The petitioner landlord requested a final judgment awarding possession of our premises to the Landlord. In addition, the Petition sought a judgment for $174,213 for rent in arrears, interest, attorney fees, and related other trial costs.

On August 8, 2001, we reached a settlement with the Landlord and the execution of the warrant of eviction was stayed on the condition that we pay $73,678 simultaneous with the execution of the agreement and by the tenth day of each month, we pay current rent, utilities and taxes plus $10,000 in past due rent until all the arrears are paid in full. Upon full payment of all amounts due, the Landlord will return the $270,592 from the original Letter of Credit that was drawn and being held as a security deposit, and we will replenish the Letter of Credit in the same amount. Furthermore, we agreed that in the event of any default the warrant of eviction would execute without any further notice from the Landlord.

As of December 31, 2001, we owed $60,535 under the terms of this agreement.

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

Based on the representations and discussions between Wall Street Strategies Corporation (which was formerly known as Vacation Emporium Corporation) and Vacation Emporium Marketing Inc., we believe that Vacation Emporium Marketing Inc., and some or all the corporation's shareholders, are solely responsible for any and all amounts owed to Zia Properties under the Lease Agreement.

Vacation Emporium Marketing Inc., is currently attempting to reach a settlement of Zia Properties' claim against all of the defendants. It is uncertain whether this settlement effort will be successful. However, we have engaged local counsel to represent our interests in this litigation and have received a judgment against the principals of Vacation Emporium Marketing for an amount to be determined based on any judgment brought against us. A trial date has been set for September 3, 2002, unless a settlement can be reached prior to this date.

Zia Properties subsequently filed a Motion for Summary Judgment (the "Motion") on December 5, 2001. We have filed for a Motion for Extension of Time to require Zia Properties to answer discovery before we are required to respond to the Motion. Zia Properties has since responded. Our response to the Motion is due April 19, 2002.

As of December 31, 2001, we have accrued for amounts due under this claim.

NATIONWIDE INSURANCE COMPANY

On January 22, 2001, Nationwide Insurance Company commenced an action in the Civil Court of the City of New York, located in New York County, against Wall Street Strategies, Inc., seeking $14,207 in unpaid premiums allegedly due with respect to two insurance policies. We contested the amount of premiums actually due based on our belief that those premiums were incorrectly calculated.

On June 28, 2001, we reached a settlement with Nationwide Insurance and agreed to pay $5,956 in monthly increments of $500 until paid in full.

As of December 31, 2001, we owed $2,956 under the terms of the agreement.

AMERICAN EXPRESS TRAVEL RELATED SERVICES

American Express Travel Related Services Company, Inc. has filed a summons and complaint for delinquencies in the amount of $259,933, plus $38,990 in legal fees, relating to amounts due on our corporate credit card account. Our Chief Executive Officer, a former employee, and we have been named as defendants. American Express is seeking a judgment against the defendants for corporate credit card breach of contract, in the sum of $298,923. We have filed a response and are contesting certain elements of the summons and complaint. On March 28, 2002, we paid $5,000 as part of a stipulation to allow us additional time to gather information and to try and reach a settlement. Currently, a trial date has been set for June 2002, however, we are attempting to reach a settlement with American Express.

As of December 31, 2001, the Company has accrued approximately $250,000 related to the summons and complaint.

STEVENS COMMUNICATIONS

Stevens Communications, Inc. ("Stevens") filed a summons and verified compliant on November 7, 2001, stating that we were in breach of their Sales Agreement for failing to make payments of $166,141 for hardware, software and professional services when due. The Sales Agreement is for the purchase of our CTI/telephone equipment.

While we were in discussions to resolve this matter, Stevens received a judgment on February 22, 2002 in the amount of $166,141, plus attorney's fees of $1,641. We are currently attempting to settle this matter. No assurances can be made as to the final settlement. At December 31, 2001, $166,141 has been accrued related to this judgment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the quarter ended December 31, 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began trading on the OTC Electronic Bulletin Board under the symbol "VEMP" on August 20, 1999. Since September 25, 1999, the common stock has traded under the symbol "WSST."

The following table sets forth, for the periods indicated, the high and low closing bid prices for the common stock.

2000                                          HIGH                 LOW
----                                        -------              -------
First Quarter                               $26.375              $ 6.625
Second Quarter                              $26.375              $10.500
Third Quarter                               $ 4.625              $ 1.625
Fourth Quarter                              $ 3.375              $  .312

2001
----
First Quarter                               $  .59               $  .14
Second Quarter                              $  .35               $  .04
Third Quarter                               $  .07               $  .01
Fourth Quarter                              $  .14               $  .01

The  foregoing  information  reflects  inter-dealer  prices,   without  mark-up,
markdown or commission, and may not represent actual transactions.

On April 11, 2002 the closing share price of the Company's stock price was $.034.

For information on recent sales of unregistered securities, see item 7 - Financial Statements.

NUMBER OF SHAREHOLDERS

As of December 31, 2001, there were approximately 50 holders of record of our common stock, and the number of beneficial owners was approximately 300.

DIVIDEND POLICY

We have never paid a cash dividend on our common stock nor do we anticipate paying cash dividends on our common stock in the near future. It is our present policy not to pay cash dividends on the common stock but to retain earnings, if any, to fund growth and expansion. Under Nevada law, a company is prohibited from paying dividends if the company, as a result of paying such dividends, would not be able to pay its debts as they come due, or if the company's total liabilities and preferences to preferred shareholders exceed total assets. Any payment of cash dividends on our common stock in the future will be dependent upon our financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors our board of directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-KSB.

OVERVIEW

Since our founding in 1991, we have engaged in the business of providing investment research and information services for institutional and individual investors and financial professionals. We have historically delivered our products, including financial and market information, analysis, advice and commentary, to paying subscribers through a variety of media including phone, fax, e-mail, audio recordings, newsletters and traditional mail. Sales of subscriptions to our subscribers have predominantly been comprised of institutional investors and financial professionals.

During 2001, we continued in a limited capacity to execute on our business strategy to increase the total number of our subscribers, including significant numbers of individual investors, and to diversify our sources of revenue. To those ends, we redesigned and launched our new website, introduced a new product, our Pay-Per-Pick Service, and entered into an advertising arrangement. We expect to use the website to build brand awareness and attract paying subscribers for our products. The Pay-Per-Pick Service is targeted primarily at high net worth individuals and institutional investors (generally, those investors with more than two years of trading experience and investments of more than $250,000 in the equity markets). Subscribers pay for this service based on a predetermined number of our stock recommendations, typically sold in baskets of 10 to 300. This service is more personalized in nature and as such is delivered to the client by their representative via the phone or email. We also entered into an advertising arrangement with Cybercorp in late 2001. Under the terms of this agreement, they pay us a monthly fee for advertising on our site. If we are unable to attract financing (as discussed in the "Going Concern" section below), we will be severely limited in executing our strategy of increasing the number of subscribers. Furthermore, continuing downturns in the U.S. Equity Market could continue to adversely affect our revenues and ability to succeed with web initiatives, strategic relationships, and building brand awareness.

We have benefited from the prominence of our CEO and spokesperson, Charles Payne, as an analyst to whom the media regularly turns for expert commentary on the equity markets. Mr. Payne appears daily on the Yahoo! Finance Vision 30-minute market wrap-up segment, Yahoo! Technology Investor, which has gained in popularity among Yahoo! Viewers. We believe that the interactive nature of the show, combined with the media exposure it provides, has been effective in building traffic and unique visitors to our website, as well as adding new users to our base. We now have subscribers in 63 countries. In addition, we receive media exposure from Mr. Payne's appearances on ABC World News, BBC Television, Cannon, CBS Market Watch and other finance-oriented programming. We plan on continuing our strategy of gaining media exposure to build brand recognition and to promote our products.

If we are successful in raising additional capital and if our revenues increase, to the extent our resources permit, we will continue to develop our website and embark upon a marketing and advertising program to promote our brand and products. In 2001, we did not have the resources to implement any marketing and advertising initiatives. Furthermore, presently, we do not have the capital to launch a marketing and advertising program. If we are unable to attract capital financing that we are seeking, it is unlikely that additional development of the website and marketing and advertising programs will take place.

We will also pursue additional strategic relationships and, as appropriate, hire additional personnel, including management personnel, and purchase additional computer systems and software, within the aforementioned financing limitations. In 2001, we did not realize any material revenues from any of our alliances and some our existing arrangements have expired.

As discussed below, the twelve months ended December 31, 2000 (the "2000 Period") were characterized by sales increases which were offset by expenses associated with sales commissions from subscriptions, increased personnel, website design and other strategic and operational initiatives. As a result, we incurred significant losses from operations. The twelve months ended December 31, 2001 (the "2001 Period") were characterized by a significant decrease in sales, primarily attributable to the downturn in the U.S. equity markets and economy, which was offset by a significant reduction in expenses as a result of major cost cutting measures and business development initiatives. The reduction in cost included reduced sales commissions from subscriptions, reduction in personnel, website development, travel, professional fees and other strategic and operational initiatives. It is not anticipated that there will be further significant decreases in operational expenses in 2002.

We have incurred significant losses from operations and have generated insufficient operating revenues to fund our expenses. In addition, at December 31, 2001, we had a working capital deficiency of approximately $3,700,000. These factors, (among others) raise substantial doubt about our ability to continue as a going concern. Our ability to continue to operate as a going concern is contingent upon our obtaining additional debt and/or equity capital and increasing our revenues. If we are unable to obtain additional financing there will be a depletion of available capital. The severe limitations imposed by the resulting capital deficiency will cause a certain interruption in continuing business. See discussion of Liquidity and Capital Resources below.

RESULTS OF OPERATIONS

As of December 31, 2001, we had approximately 15,500 total users of our free and paid services. We will continue our efforts to convert users into paying subscribers. Subscription revenue for the twelve months ended December 31, 2000 and 2001, were $4,796,859 and $2,362,544, respectively. Our primary business and revenues are concentrated in the investor services industry and as such have been susceptible to downturns in the equity market as well as other conditions that adversely impact broker services, individual investors, and online trading. Any decline in the U.S. equity market, whether it is long term or otherwise, has and could continue to adversely affect our revenue and potentially create additional losses.

Income from sales of subscriptions to our products represented nearly all of our revenue in both periods except for consulting income of $217,000 for the 2001 Period. This income primarily represented the value of stock and cash received by us in exchange for consulting and advisory services. The decrease in subscription revenue resulted primarily from a decrease in sales in connection with the decline in the U.S. equity market and a downturn in the economy.

We significantly reduced our operating expenses in 2001, which have partially offset the decreases in revenue for the twelve months ended December 31, 2001. A substantial portion of our operating expenses is attributable to stock compensation earned and charged to expense in connection with the issuance of shares of common stock and below fair market option grants to certain key employees and new management personnel recruited by us and certain outside consultants as part of our expansion strategy. Total operating expenses decreased from $14,498,229 in 2000 to $5,448,851 in 2001. These amounts represent a decrease of 62% from 2000 to 2001.

Included in costs and expenses are salaries and commissions of $9,062,680 for the twelve months ended December 31, 2000, and $3,110,282 for the twelve months ended December 31, 2001. These amounts represent a decrease of 66% from 2000 to 2001. Included in salaries and commissions for the 2000 and 2001 periods were expenses of $4,918,858 and $1,382,721, respectively, related to stock compensation. Excluding stock compensation, salaries and commissions for the 2000 and 2001 periods were $4,143,822 and $1,727,561, respectively. Payroll taxes and employee benefits decreased from $433,470 in 2000 to $218,374 in 2001. This represents a decrease of 50% from the prior year. Apart from the charge to expense represented by stock compensation, salaries and commissions continue to represent the most substantial portion of the operating expenses. We realized decreases in commissions payable to sales representatives as a result of lower subscription income. We anticipate continuing our efforts to retain and recruit personnel and corresponding increases in expenses attributable to salaries and commissions, as well as increased commissions payable as subscription sales increase. We further anticipate additional charges to expense for stock compensation during the first quarter of 2002, of approximately $200,000. After that time, all expenses attributable to stock compensation will be fully amortized.

During the twelve months ended December 31, 2000 and 2001, we incurred consulting fees of $787,547 and $98,143, respectively. Included in the 2000 Period was stock compensation earned and charged to expense for compensation paid to a public relations firm. The stock compensation portion of the consulting fees recorded for the twelve months ended December 31, 2000 was $480,430 and the balance represented various other consultants. In 2001, the entire amount was paid in cash to consultants for services rendered.

Rent and occupancy costs increased from $262,606 for the twelve month period ended December 31, 2000, to $309,981 for the twelve months ended December 31, 2001, a 18% increase. These increases are attributable to the additional expenses associated with our office space. We moved into new office space on July 14, 2000, which is significantly larger than our previous location.

We significantly decreased our costs and expenses in a number of other areas for the 2001 Period as compared to the 2000 Period. These decreases are attributable to our plan to reduce our operating expenses. The significant changes are summarized as follows:

                                        FOR THE TWELVE MONTHS ENDED
                                        DECEMBER 31,    DECEMBER 31,
EXPENSE                                    2001            2000       % DECREASE
                                           ----            ----
Telephone and Communication costs       $  73,960       $ 320,215        77%
Travel and Promotion Costs              $  17,595       $ 890,415        98%
Website Development Costs               $   3,438       $ 381,251        99%
General, Administrative and other       $ 612,260       $ 882,998        31%
  Operating costs

We incurred depreciation and amortization expense for the twelve months ended December 31, 2000 and 2001, of $391,546 and $634,039 respectively. Amortization on the capitalized website development costs for the twelve months ended December 31, 2000 and 2001, was $143,324 and $206,855, respectively. The increase in the 2001 Period is primarily a result of a full year of depreciation on 2000 purchases of property and equipment, capitalized leases and leasehold improvements.

We incurred professional fees of $1,085,501 and $229,494 for the twelve months ended December 31, 2000 and 2001, respectively. The 2000 period expenses are primarily attributable to our expansion and becoming a reporting issuer and as such, we significantly reduced our expenses in the 2001 Period. We experienced a net loss of $9,763,621, or $.57 per share, for the twelve months ended December 31, 2000, as compared to a net loss for the twelve months ended December 31, 2001, of $2,986,506, or $.16 per share. The decrease in our net loss was due to the reduction in stock compensation charge described above, and decreased salaries and commissions, professional fees and other operating expenses relating to our cost cutting initiatives.

Although we cannot accurately determine the precise effect of inflation on its operations, we do not believe that inflation has had, or will have, a material effect on our sales or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the twelve months ended December 31, 2000, was $2,376,531, compared with net cash used by operating activities of $97,429 for the twelve months ended December 31, 2001. The decrease in cash used by operations of $2,279,102 was primarily caused by a decrease in compensation and a reduction in operating expenses incurred in connection with the implementation of our cost cutting strategy and initiatives. Net cash used in investing activities for the twelve months ended December 31, 2000, was $1,029,510, compared to net cash provided of $61,401 for the twelve months ended December 31, 2001. The decrease in cash used in investing activities was primarily a result of the reduction in the purchase of property and equipment and deferred website development cost paid. Net cash provided by financing activities for the twelve months ended December 31, 2000, was $981,675 compared with net cash provided by financing activities of $43,503 for the twelve months ended December 31, 2001. The cash provided from financing activities in the 2000 period was primarily from the private placement of our Series A convertible preferred stock.

We anticipate continuing cash requirements to finance costs associated with advertising and marketing campaigns contemplated for 2002, costs associated with upgrading internal accounting and other operating systems, and other working capital and general corporate purposes.

Historically, we have raised a total of $4,130,000 cumulatively through two separate private placements and a loan from two potential investors. Prior to July 1999, we relied on operating revenues to provide our capitalization. To provide the capital necessary to finance our goals of growing our customer subscriber base, establishing a branded web presence, and positioning us to participate in strategic alliances, capitalization initiatives beyond our historic capital source were necessary to provide the financing platform.

On September 23, 1999, we received net proceeds of $3 million from the sale of 600,000 shares of our common stock at $5.00 per share. These shares were issued to three accredited investors; Bamby Investments Limited, a private investment company based in the Bahamas; HK Partners LLC, a private limited liability company engaged in making real estate and securities investments that is based in Denver, Colorado; and Gerald Turner, one our directors.

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

On September 17, 2001, we received a loan for $50,000 from a potential investor. The terms and conditions of this loan have not been finalized. We have recorded this as a loan payable in these consolidated financial statements.

On April 5, 2002, we the received a loan for $80,000 from a potential investor with the following terms: i) interest rate of 8% per annum, ii) 12 interest only payments beginning May 5, 2002, iii) then, 18 principal payments of $4,444 plus interest on the declining principal balance, and iv) 150,000 three-year warrants to be issued with an exercise price equal to the market price on April 5, 2002 and 150,000 three-year warrants exercisable at $0.15.

MANAGEMENT

In June 2001, the employment agreement with our Chief Financial Officer was terminated and the stock option granted in connection with his employment was cancelled. Daliah Amar, our Chief Operating Officer, has assumed the role and associated duties. In addition, one member of our Board of Directors, David McCallen, resigned in 2001. Presently, we have two board members, Charles Payne and Gerald Turner. Our Chief Executive Officer assumed the role of the Chairman.

GOING CONCERN

We have incurred significant losses from operations and have generated insufficient operating revenue to fund our expenses. In addition, at December 31, 2001, we had a working capital deficiency of approximately $3,700,000. Due to our cash deficiency, we are currently delinquent on most of our trade payables and have defaulted on our capitalized lease obligation. The delinquencies with vendors and the default on the capitalized lease obligations has prompted several creditors to threaten legal collection action or in some cases file a complaint and summons for amounts due on trade credit extended to us. These factors (among others) raise substantial doubt about our ability to continue as a going concern. Our ability to continue to operate as a going concern is contingent upon our obtaining additional debt and/or equity capital.

We signed a Letter of Agreement on January 25, 2001, with Swartz Private Equity, LLC, for a $10,000,000 irrevocable equity line of credit. Due to financial restrictions, we subsequently halted our efforts to move forward on this equity line of credit.

On September 17, 2001, we received a loan for $50,000 from a potential investor. The terms and conditions of this loan have not been finalized. We have recorded this as a loan payable in the accompanying consolidated financial statements (see item 7 - Financial Statements).

On April 5, 2002, we received a loan for $80,000 from a potential investor with the proceeds to be used primarily as working capital. We are continuing discussions with this investor. No assurances can be made, however, that any additional financing will result from these discussions (see item 6 - Liquidity and Capital Resources).

We are currently exploring additional financing alternatives. The lack of an immediate capital infusion could cause us to exhaust all of our remaining capital reserves and would have a material adverse effect on our business and results of operations and our ability to continue as a going concern.

We anticipate that any equity financing or interim financing would to result in substantial dilution to the holders of our common stock. We could also seek capital through debt financing. In any event, there can be no assurance that additional financing will be available on terms and conditions acceptable to us, if available at all. If such financing cannot be obtained, we would be required to reduce or postpone expenditures and may be forced to curtail certain or all operations.

In addition, continuing downturns in the U.S. equity markets could continue to adversely affect our revenues and potentially create additional losses. Our primary business and revenues are concentrated in the investor services industry, and as such are susceptible to a reduction in broker services, individual investing and online trading.

ITEM 7.  FINANCIAL STATEMENTS

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000




                                    CONTENTS




INDEPENDENT AUDITOR'S REPORT................................................ F-1
CONSOLIDATED BALANCE SHEET.................................................. F-2
CONSOLIDATED STATEMENTS OF OPERATIONS....................................... F-3
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT).................... F-4
CONSOLIDATED STATEMENTS OF CASH FLOWS....................................... F-5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................... F-6 - F-16

Board of Directors and Shareholders
Wall Street Strategies Corporation
New York, New York


                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheet of Wall Street Strategies Corporation and subsidiary (the "Company") as of December 31, 2001 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Hays & Company LLP

April 5, 2002
New York, New York

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2001

ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                     $     89,614
     Accounts receivable                                                 10,838
     Marketable securities, available for sale, at market value              --
     Deferred commission expense                                        272,881
     Other current assets                                                31,833
                                                                   ------------
     Total current assets                                               405,166

Property and equipment, net                                             920,473
Security deposit                                                        270,592
                                                                   ------------
                                                                   $  1,596,231
                                                                   ============
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued expenses                         $  2,247,766
     Accrued compensation                                               516,680
     Capitalized lease obligations                                      464,313
     Deferred subscription income                                       779,660
     Investor loan payable                                               50,000
     Shareholder loan payable                                            79,854
                                                                   ------------
     Total current liabilities                                        4,138,273
                                                                   ------------
COMMITMENTS AND CONTINGENCIES (NOTES 3, 6, 7, 8, 9, AND 10)

Mandatory redeemable series A convertible preferred stock - 8%
 cumulative, $.001 par value; 5,000,000 shares authorized;
 9.24 shares issued and outstanding, stated at                        1,026,826
                                                                   ------------
 SHAREHOLDERS' DEFICIT
     Common stock, $.001 par value; 50,000,000 shares authorized;
     18,447,549 shares issued and outstanding                            18,448
     Additional paid-in capital                                      13,788,453
     Accumulated deficit                                            (17,173,397)
     Unearned compensation                                             (202,372)
                                                                   ------------
     Total shareholders' deficit                                     (3,568,868)
                                                                   ------------
                                                                   $  1,596,231
                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

                     WALL STREET STRATEGIES CORPORATION
                               AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      YEAR ENDED  DECEMBER 31,
                                                 ------------------------------
                                                     2001               2000
                                                 ------------      ------------
REVENUE
     Subscription income                         $  2,362,544      $  4,796,859
     Consulting income                                217,000                --
     Interest and dividends                             7,622            41,881
     Realized and unrealized loss on
       marketable securities                         (124,821)          (91,447)
                                                 ------------      ------------
                                                    2,462,345         4,747,293

COSTS AND EXPENSES
     Salaries and commissions                       3,110,282         9,062,680
     Depreciation and amortization                    634,039           391,546
     Other operating expenses                         460,632           691,703
     Rent and occupancy                               309,981           262,606
     Professional fees                                229,494         1,085,501
     Payroll taxes and employee benefits              218,374           433,470
     General and administrative                       151,628           191,295
     Asset impairment                                 141,285                --
     Consulting fees                                   98,143           787,547
     Telephone and communications                      73,960           320,215
     Travel and promotion                              17,595           890,415
     Website development costs                          3,438           381,251
                                                 ------------      ------------
                                                    5,448,851        14,498,229

LOSS BEFORE PROVISION FOR
     INCOME TAXES                                  (2,986,506)       (9,750,936)

Provision for income taxes                                 --            12,685
                                                 ------------      ------------

NET LOSS                                         $ (2,986,506)     $ (9,763,621)
                                                 ============      ============

Basic and diluted net loss per share             $      (0.16)     $      (0.57)
                                                 ============      ============

Weighted average common shares
     outstanding                                   18,225,046        17,192,765
                                                 ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                            COMMON STOCK              ADDITIONAL
                                                   -----------------------------       PAID-IN         ACCUMULATED       UNEARNED
                                                       SHARES          AMOUNT          CAPITAL           DEFICIT       COMPENSATION
                                                   ------------     ------------     ------------     ------------     ------------
BALANCE, JANUARY 1, 2000                             17,564,103     $     17,564     $ 13,081,092     $ (4,423,270)    $ (6,250,458)
Issuance of common stock and options for services       630,000              630        3,092,299               --       (3,091,679)
Amortization of stock compensation                           --               --               --               --        5,399,288
Forfeited shares of common stock and options            (84,423)             (84)      (2,124,138)              --        2,124,222
Preferred stock dividend                                     --               --          (29,778)              --               --
Marketable securities valuation adjustment                   --               --               --               --               --
Net loss, year ended December 31, 2000                       --               --               --       (9,763,621)              --
                                                   ------------     ------------     ------------     ------------     ------------
          Total comprehensive loss

BALANCE, DECEMBER 31, 2000                           18,109,680           18,110       14,019,475      (14,186,891)      (1,818,627)
Re-purchase of stock issued to employees                (41,250)             (41)        (233,595)              --          233,534
Amortization of stock compensation                           --               --               --               --        1,382,721
Preferred stock conversion                              379,119              379           75,621               --               --
Preferred stock dividend                                     --               --          (73,048)              --               --
Marketable securities valuation adjustment                   --               --               --               --               --
Net loss, year ended December 31, 2001                       --               --               --       (2,986,506)              --
                                                   ------------     ------------     ------------     ------------     ------------
          Total comprehensive loss

BALANCE, DECEMBER 31, 2001                           18,447,549         $ 18,448     $ 13,788,453     $(17,173,397)    $   (202,372)
                                                   ============     ============     ============     ============     ============

                                                        ACCUMULATED
                                                           OTHER            TOTAL
                                                       COMPREHENSIVE     SHAREHOLDERS'     COMPREHENSIVE
                                                           LOSS        EQUITY (DEFICIT)         LOSS
                                                       ------------    ----------------    -------------
BALANCE, JANUARY 1, 2000                               $   (122,492)    $  2,302,436
Issuance of common stock and options for services                --            1,250
Amortization of stock compensation                               --        5,399,288
Forfeited shares of common stock and options                     --               --
Preferred stock dividend                                         --          (29,778)
Marketable securities valuation adjustment                  109,367          109,367       $    109,367
Net loss, year ended December 31, 2000                           --       (9,763,621)        (9,763,621)
                                                       ------------     ------------       ------------
          Total comprehensive loss                                                         $ (9,654,254)
                                                                                           ============

BALANCE, DECEMBER 31, 2000                                  (13,125)      (1,981,058)
Re-purchase of stock issued to employees                         --             (102)
Amortization of stock compensation                               --        1,382,721
Preferred stock conversion                                       --           76,000
Preferred stock dividend                                         --          (73,048)
Marketable securities valuation adjustment                   13,125           13,125       $     13,125
Net loss, year ended December 31, 2001                           --       (2,986,506)        (2,986,506)
                                                       ------------     ------------       ------------
          Total comprehensive loss                                                         $ (2,973,381)
                                                                                           ============
BALANCE, DECEMBER 31, 2001                             $         --     $ (3,568,868)
                                                       ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                                   ---------------------------
                                                                       2001            2000
                                                                   -----------     -----------
INCREASE (DECEASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES

    NET LOSS                                                       $(2,986,506)    $(9,763,621)

     ADJUSTMENTS TO RECONCILE NET LOSS TO NET
     CASH USED IN OPERATING ACTIVITIES
         Depreciation and amortization                                 634,039         391,546
         Asset impairment                                              141,285              --
         Realized and unrealized loss on marketable securities         124,821          91,447
         Stock compensation                                          1,382,721       5,399,288
         Deferred rent                                                  16,912          11,275
         Marketable securities received for services                  (177,000)             --

     CHANGES IN OPERATING ASSETS AND LIABILITIES
         Accounts receivable                                            18,982          40,680
         Deferred commission expense                                   (26,544)          9,240
         Other assets                                                  186,559         (24,332)
         Accounts payable and accrued expenses                         286,274       1,348,334
         Accrued compensation                                          225,185          26,949
         Deferred subscription income                                   75,843         192,663
         Accrued pension expense                                            --        (100,000)
                                                                   -----------     -----------
            Net cash used in operating activities                      (97,429)     (2,376,531)
                                                                   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                 (4,603)       (922,161)
     Deferred website development costs paid                                --        (183,466)
     Proceeds from the sale of marketable securities                    66,004          76,117
                                                                   -----------     -----------
            Net cash provided by (used in) investing activities         61,401      (1,029,510)
                                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                 --           1,250
     Proceeds from issuance of preferred stock                              --         995,000
     Re-purchase of stock issued to employees                             (102)             --
     Proceeds from investor loan payable                                50,000              --
     Repayment of capitalized lease obligations                        (36,249)        (64,575)
     Proceeds from shareholder loan payable                             29,854          50,000
                                                                   -----------     -----------
            Net cash provided by financing activities                   43,503         981,675
                                                                   -----------     -----------
NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                    7,475      (2,424,366)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            82,139       2,506,505
                                                                   -----------     -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                             $    89,614     $    82,139
                                                                   ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
         Interest paid                                             $    14,038     $     9,048
                                                                   ===========     ===========
         Income taxes paid                                         $        --     $    51,641
                                                                   ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

1    THE COMPANY

     ORGANIZATION

     Wall Street Strategies Corporation ("WSSC"), formerly Vacation Emporium Corporation, was originally formed as a Nevada corporation on April 2, 1999, and is the surviving entity in a merger with its then corporate parent, The Vacation Emporium International, Inc., a Colorado corporation formed under the name Rising Sun Capital Ltd. on May 12, 1988.

     Effective September 23, 1999, WSSC acquired all of the outstanding common stock of Wall Street Strategies, Inc. ("WSSI"), a Delaware corporation, pursuant to an Agreement and Plan of Share Exchange (the "Exchange Agreement") dated July 30, 1999.

     Under the terms of the Exchange Agreement, WSSC issued to the sole shareholder of WSSI, 9,455,898 shares of WSSC's common stock in exchange for all of the issued and outstanding common stock of WSSI. This issuance represented approximately 53.84% of the post-merger issued and outstanding common stock of WSSC. For accounting purposes, this transaction has been treated as an acquisition of WSSC by WSSI and as a re-capitalization of WSSI. WSSC, prior to the acquisition, was an inactive shell company.

     In connection with, and in contemplation of the Exchange Agreement, on July 30, 1999, WSSC sold 1,258,205 shares of common stock for $.0025 per share to certain key employees of WSSI, and to two other individuals who entered into employment agreements with WSSC. These shares were subject to repurchase by WSSC in declining increments over a two-year period at $.0025 per share if employment was terminated (Note 10).

     Also in contemplation of the Exchange Agreement, on September 23, 1999 WSSC completed the sale of 600,000 shares of common stock for $5.00 per share to accredited investors in accordance with the terms of a private placement offering.

     BUSINESS

     WSSC, through its wholly owned subsidiary, WSSI (collectively, the "Company"), provides investment research and related investment services for individual and institutional investors and financial professionals.
     WSSI, which was founded in 1991, delivers its products and services, including financial and market information, analysis, advice and commentary, to subscribers through a variety of media including telephone, facsimile, e-mail, audio recordings, newsletters, the internet and traditional mail.

2    SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of WSSC and its wholly owned subsidiary, WSSI. All significant intercompany transactions and balances have been eliminated in consolidation.

     CONCENTRATIONS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments, trade receivables and marketable securities. At December 31, 2001, the Company's cash investments are held at one financial institution, which at times may exceed insured limits. The Company's trade receivables represent amounts due from a large number of customers who are disbursed among numerous industries and locations, which limits the amount of credit risk. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

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

     WEBSITE DEVELOPMENT COSTS

     Costs incurred in the development of the core software for the Company's website infrastructure are capitalized in accordance with Statement of Position 98-1 "ACCOUNTING FOR THE COSTS OF SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE" and are amortized over the expected useful life of the developed software ranging from one to three years. Costs incurred in the development of content for the Company's website and maintenance are expensed as incurred. All costs capitalized in connection with the Company's website infrastructure have been fully amortized as of December 31, 2001.

     IMPAIRMENT OF LONG LIVED ASSETS

     The Company periodically reviews its long-lived asset for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment is determined to exist if estimated undiscounted future cash flows are less than the carrying amount of the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets.

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

     The Company has net deferred tax assets arising principally from stock compensation expenses, deferred commission expenses, subscription income and net operating loss carryforwards. The Company has fully reserved their net deferred tax assets due to the uncertainty of their utilization.

     REVENUE RECOGNITION

     The Company provides investment research and related information services through subscription agreements with its customers and through its Pay-Per-Pick service. The subscription agreements generally range in length from one month to one year. Subscription income is earned ratably over the term of the agreement. The Pay-Per-Pick Service provides the customer with a basket of stock recommendations, typically sold in increments of 10 to
     300. Pay-Per-Pick income is earned ratably as each recommendation is given to a customer.

     The unearned portion of the subscription and the Pay-Per-Pick income is reflected as deferred subscription income in the accompanying consolidated balance sheet. The Company also defers the accompanying commission expense related to its deferred subscription income.

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

     The issuance of the 500,000 and 1,258,205 common shares sold to employees and officers has been included in the earnings per share calculation as and when they are released from escrow in accordance with the agreements discussed in Notes 7 and 10. Outstanding common stock options, convertible preferred shares and warrants have not been considered in the computation of diluted per share amounts, since the effect of their inclusion would be antidilutive. Accordingly, basic and diluted earnings per share are identical.

     STOCK BASED COMPENSATION

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS 123") for stock based grants issued to employees. The Company applies APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25"), and related interpretations, in accounting for its plans and recognizes non-cash compensation charges related to the intrinsic value of stock compensation granted to employees.

     USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

     RECLASSIFICATIONS

     Reclassifications have been made to the prior year consolidated financial statements in order to conform with the current year presentation.

3    GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant losses from operations and has generated insufficient operating revenue to fund its expenses. In addition, at December 31, 2001, the Company had a working capital deficiency of approximately $3,700,000. The Company is delinquent on most of its trade payables and has defaulted on its capitalized lease obligations. The delinquencies with vendors and the default on the capitalized lease obligations has prompted several creditors to threaten legal collection action or in some cases file a complaint and summons for amounts due on trade credit extended to the Company. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is contingent upon it obtaining additional debt and/or equity capital financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In contemplation of obtaining additional financing, the Company signed a Letter of Agreement on January 25, 2001, with Swartz Private Equity, LLC, for a $10,000,000 irrevocable equity line of credit. Due to certain financial restrictions, the Company halted its efforts to move forward on this equity line of credit.

     On September 17, 2001, the Company received a non-interest bearing loan for $50,000 from a potential investor. The terms and conditions of this loan have not been finalized. The Company recorded this as a loan payable in the consolidated balance sheet.

     On April 5, 2002, the Company received a loan for $80,000 from a potential investor with the proceeds to be used primarily for working capital purposes (Note 13). The Company is continuing discussions with this potential investor. No assurances can be made however, that any additional financing will result from these discussions.

     The Company is currently exploring additional financing alternatives. The lack of an immediate capital infusion could cause the Company to exhaust all of its remaining capital reserves and would have a material adverse effect on the Company's business and results of operations and its ability to continue as a going concern.

     Management anticipates that any equity financing or interim financing would result in substantial dilution to the holders of the Company's common stock. The Company could also seek capital through debt financing. In any event, there can be no assurance that additional financing will be available on terms and conditions acceptable to the Company, if available at all. If such financing cannot be obtained, the Company would be required to reduce or postpone expenditures and may be forced to curtail certain or all operations. Furthermore, continuing downturns in the U.S. equity markets could continue to adversely affect the Company's revenues and potentially create additional operating losses. The Company's primary business and revenues are concentrated in the investor services industry, and as such are susceptible to a reduction in broker services, individual investing and online trading.

4    MARKETABLE SECURITIES, AVAILABLE FOR SALE

     Marketable securities, available for sale, consist of the following:

                                                        UNREALIZED   MARKET
                                                COST       LOSS      VALUE
                                              --------  ----------   -----
          DECEMBER 31, 2001
          U.S. equity securities              $ 13,825   $ 13,825    $  --
                                              ========   ========    =====

     During 2001, the Company transferred its unrealized position from accumulated other comprehensive loss to the statement of operations due to a decline in market value that is other than temporary. Unrealized loss on marketable securities, net of amounts realized in the statement of operations, arising during the years ended December 31, 2001 and 2000 amounted to $700 and $17,920, respectively.

5    PROPERTY AND EQUIPMENT, NET

     Property and equipment consists of the following at December 31, 2001:

                                                          ESTIMATED
                                                         USEFUL LIFE
                                                         -----------
          Computer equipment                               3 years    $  616,153
          Furniture, fixtures and office equipment         5 years       461,825
          Media equipment                                  7 years       152,825
          Leasehold improvements                          10 years       278,651
                                                                      ----------
                                                                       1,509,454

          Less accumulated depreciation and amortization                 588,981
                                                                      ----------
                                                                      $  920,473
                                                                      ==========

     Computer equipment with a cost of $282,568 (net of impairment charges) has been recorded under capitalized leases as of December 31, 2001. Depreciation expense on this computer equipment was $188,379 and $93,659 for the year ended December 31, 2001 and 2000, respectively.

     During 2001, the Company recorded an impairment charge of $141,285 related to computer equipment recorded under capitalized leases. The equipment was used to maintain the Company's previous website infrastructure.

6    CAPITALIZED LEASE OBLIGATION

     During the year ended December 31, 2000, the Company financed a portion of its computer equipment purchases in the form of capitalized leases. Each lease is three years in duration, bearing interest at rates ranging between 11% and 13% per annum.

     Interest expense under the capitalized lease obligations was $45,785 and $43,709 for the years ended December 31, 2001 and 2000, respectively.

     The scheduled minimum required lease payments under the capitalized leases are as follows:

         Year ending December 31,
                  2002                                         $ 444,848
                  2003                                            94,685
                                                               ---------
                                                                 539,533
         Less amount representing interest                        75,220
                                                               ---------
         Present value of minimum lease payments               $ 464,313
                                                               =========

     The company is currently in default of its capitalized lease obligations and accordingly, all amounts due have been classified as current in the accompanying consolidated balance sheet.

7    COMMITMENTS AND CONTINGENCIES

     On November 23, 1999, the Company entered into a ten-year lease agreement for office space located in New York City. In accordance with the terms of the lease agreement, the Company issued a letter of credit to the Landlord in the approximate amount of $270,592 for which the Company was required to maintain a cash deposit as collateral in a separate interest bearing account.

     On April 18, 2001, as a result of the Company's default on its rent obligation, the Landlord drew down the letter of credit and is currently in possession of $270,592, which is being held as a security deposit. During the first quarter of 2001, the Landlord filed a notice of non-payment petition (the "Petition") seeking eviction, naming the Company as the defendant and relating to the default on the lease for the Company's premises. The landlord requested a final judgment awarding possession of the Company's premises to the Landlord. In addition, the Petition sought a judgment for $174,213 for rent in arrears, interest, attorney fees, and related other trial costs.

     On August 8, 2001, the Company reached a settlement with the Landlord and the execution of the warrant of eviction was stayed on the condition that the Company pay $73,678 simultaneous with the execution of the agreement and by the tenth day of each month the Company pay current rent, utilities and taxes plus $10,000 in past due rent until all the arrears are paid in full. Upon full payment of all amounts due, the Landlord will return the $270,592 from the original Letter of Credit that was drawn and being held as a security deposit, and the Company will re-issue a Letter of

     Credit in the same amount. Furthermore, the Company agreed that in the event of any future default, the warrant of eviction would execute without any further notice from the Landlord.

     As of December 31, 2001, the Company owed $60,535 in past due rent under the terms of this agreement.

     Approximate future minimum required lease payments, including past due rents, are as follows:

         Year ending December 31,
              2002                                         $   314,215
              2003                                             264,952
              2004                                             270,588
              2005                                             270,588
              2006                                             270,588
         Thereafter                                            952,720
                                                           -----------
                                                           $ 2,343,651
                                                           ===========

     In April 2000, the Company negotiated a settlement for the early termination of its former lease. The agreement required a settlement payment of $17,500, the cancellation of the former lease and surrender of the premises. The Company surrendered the premises on July 15, 2000, and has been released from any future obligations under the agreement.

     EMPLOYMENT AGREEMENTS

     On July 30, 1999, in conjunction with and in contemplation of the Exchange Agreement discussed in Note 1, the Company entered into an employment agreement with its largest shareholder who is also the President and Chief Executive Officer of the Company. The term of the agreement is for three years, commencing September 23, 1999, and provides for a base salary of $250,000 per annum with annual bonuses of up to $250,000 per year dependent upon the Company meeting specified revenue targets. The agreement may be terminated by mutual consent or by the Company for cause. At December 31, 2001, amounts payable to the President and Chief Executive Officer under the terms of the employment agreement and other compensation was $293,349.

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

     On October 17, 2000, the Company entered into an agreement with its Chief Operating Officer to cancel the option to purchase 500,000 shares of the Company's common stock that had been issued on April 7, 2000. At the same time, the Chief Operating Officer purchased 500,000 shares of the Company's common stock at $.0025 per share, all of which were deposited into escrow. This transaction resulted in additional unearned compensation of $936,250. These shares are to be released from escrow as follows: 250,000 shares on December 6, 2000, and 50,000 shares on each of the next five quarterly periods ending March 6, 2002. For the years ended December 31, 2001 and 2000, $809,500 and $1,424,376, respectively, have been charged to operations as a result of these transactions.

     At December 31, 2001, amounts payable to the Chief Operating Officer under the terms of the employment agreement and other compensation was $168,670.

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

     In addition, 455,000 shares of the Company's common stock, issued to one of its officers under the terms of a subscription rights agreement (Note 10) became immediately vested and 71,923 shares were forfeited and repurchased by the Company at $.0025 per share in accordance with their original terms. In addition, options to purchase 216,000 shares of the Company's common stock granted to the officers under the Company's stock option plans became immediately vested and options to purchase 862,205 shares were cancelled. The options to purchase 216,000 shares of the Company's common stock expired on October 1, 2001.

     LEGAL PROCEEDINGS

     ZIA PROPERTIES

     In December 2000, Zia Properties initiated an action in the District Court of El Paso County, Colorado against Vacation Emporium Corporation (as survivor of a merger with Vacation Emporium International, Inc.) and Vacation Emporium Marketing Inc., ("the Defendants") for failure to pay certain amounts due under a March 5, 1999 lease agreement between Zia Properties and Vacation Emporium International, Inc. The amount claimed by Zia Properties in this action is approximately $104,000.

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

     Zia Properties subsequently filed a Motion for Summary Judgment (the "Motion") on December 5, 2001. The Company has filed for a Motion for Extension of Time to require Zia Properties to answer discovery before the Company is required to respond to the Motion. Zia Properties has since responded. The Company's response to the Motion is due April 19, 2002.

     As of December 31, 2001, the Company has accrued for amounts due under this claim.

     AMERICAN EXPRESS TRAVEL RELATED SERVICES

     American Express Travel Related Services Company, Inc. has filed a summons and complaint for delinquencies in the amount of $259,933, plus $38,990 in legal fees, relating to amounts due on the Company's corporate credit card account. The Chief Executive Officer, a former employee, and the Company have been named as defendants. American Express is seeking a judgment against the defendants for corporate credit card breach of contract in the sum of approximately $299,000. The Company has filed a response and is contesting certain elements of the summons and complaint. On March 28, 2002, the Company paid $5,000, as part of a stipulation to allow time to gather additional information and to try and reach a settlement. Currently, a trial date has been set for June 2002, however, the Company is attempting to reach a settlement with American Express.

     As of December 31, 2001, the Company has accrued approximately $250,000 related to the summons and complaint with American Express.

     STEVENS COMMUNICATIONS

     Stevens Communications, Inc. ("Stevens") filed a summons and verified compliant on November 7, 2001, stating that the Company was in breach of their Sales Agreement for failing to make payments of $166,141 for hardware, software and professional services when due. The Sales Agreement is for the purchase of the Company's CTI/telephone equipment.

     While the Company was in discussions to resolve this matter, Stevens received a judgment on February 22, 2002 in the amount of $166,141, plus attorney's fees of $1,641. The Company is currently attempting to settle this matter. No assurances can be made as to the final settlement. As of December 31, 2001, the Company has accrued $166,141 related to this judgment.

8    MANDATORY REDEEMABLE PREFERRED STOCK

     On August 18, 2000, the Company sold 10 shares of its Series A Convertible Preferred Stock and a warrant exercisable over a five-year period, to purchase 80,000 shares of the Company's common stock at an exercise price of $3.00 per share, for aggregate consideration of $1,000,000. The Company realized net proceeds of $995,000 after payment of certain expenses for the investor, but before expenses related to the preparation of the
     Registration Statement as discussed below. Each share of Series A Convertible Preferred Stock (i) has a stated value of $100,000, (ii) is entitled to receive a dividend equal to 8% of the stated value on a cumulative basis payable in cash or shares of the Company's common stock at the option of the purchaser, (iii) is convertible into shares of the Company's common stock based on the lower of (a) $2.25 or (b) 80% of the average of the three lowest closing bid prices in the 20 trading days immediately preceding the conversion date, and (iv), to the extent not converted, must be redeemed three years from the date of issuance in cash or in shares of common stock at the Company's option. The Series A Convertible Preferred Stock is non-voting and has liquidation preferences to junior security holders equal to the adjusted stated value per share. In connection with this transaction, on October 16, 2000, the Company filed a registration statement with the Securities and Exchange Commission relating to the resale of the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock and upon exercise of the warrant.

     Under the terms of the subscription agreement (covering the issuance of the Series A Preferred Stock), if the registration has not been declared effective by December 1, 2000, the Company is obligated to pay in the form of liquidated damages, an amount equal to 2% of the face value of the preferred stock for every 30 day period. The Company has recorded charges of $222,080 and $20,000 for the years ended December 31, 2001 and 2000, respectively, relating to this provision and will continue to accrue charges in 2002 unless there is an effective registration. Due to the Company's recent cash flow and liquidity problems, pursuit of an effective registration has not been made. The Company has the right to redeem the shares of Series A Convertible Preferred Stock then outstanding upon 10 days notice and payment to the purchaser of an amount equal to 125% of the stated value upon an effective registration.

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

     If the Series A Convertible Preferred Stock were converted on December 31, 2001, the Company would be required to issue approximately 28,875,000 shares of the Company's common stock.

     In connection with the sale of the Series A Convertible Preferred Stock, the Company issued to the placement agent 100,000 shares of the Company's common stock and a warrant exercisable over a five-year period to purchase 150,000 shares of the Company's common stock at $3.00 per share. The shares issued to the placement agent and the shares issuable upon exercise of the warrant issued to the placement agent are also included in the registration statement.

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

         1996 COMPENSATORY STOCK OPTION PLAN

         The Company's 1996 Compensatory Stock Option Plan (the "1996 Plan") was adopted by the Board of Directors and approved by the Company's stockholders in October 1996. Options to purchase a maximum of 2,000,000 shares of common stock may be granted under the 1996 Plan. The 1996 Plan has a term of ten years and no options may be granted after expiration. On December 7, 1999, the Company's Board of Directors determined that no further awards would be made under the 1996 Plan. At that time, the Company had issued options to purchase 1,153,205 shares of common stock under the 1996 Plan.

         As of December 31, 2001, 1,053,205 of those options have been cancelled or expired.

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

         1999 INCENTIVE STOCK PROGRAM

         The Company's 1999 Incentive Stock Program the ("1999 Program") was adopted by the Board of Directors and approved by the stockholders during 1999. The 1999 Program permits the granting of stock options, including incentive stock options, stock appreciation rights with or without stock options and restricted stock grants.

         The actual number of shares that may be issued or transferred under the 1999 Program is 5,000,000 subject to certain adjustments. The maximum number of shares for which options and stock appreciation rights may be granted under the 1999 Program to any person during any calendar year is 500,000.

         Through December 31, 2001, the Company has granted to its officers, key employees, and advisors, options to purchase 1,932,000 shares (1,432,000 shares have been subsequently cancelled) of common stock under the 1999 Program. These grants are exercisable at prices ranging from $1.875 to $10.00 per share, the fair value at the date of grant, and vest over two years commencing on the date of issuance.

     The following summarizes the combined activity of the option plans for the years ended December 31, 2000 and 2001:

                                                                WEIGHTED AVERAGE
                                                    OPTIONS      EXERCISE PRICE
                                                   ---------    ----------------
         OUTSTANDING AT JANUARY 1, 2000            2,098,205         $ 3.73
         Granted                                     987,000         $ 6.99
         Cancelled/Expired                        (1,687,205)        $ 5.70
                                                   ---------
         OUTSTANDING AT DECEMBER 31, 2000          1,398,000         $ 3.65
         Granted                                          --         $   --
         Cancelled/Expired                          (798,000)        $ 3.30
                                                   ---------
         OUTSTANDING AT DECEMBER 31, 2001            600,000         $ 4.11
                                                   =========

     The following table summarizes, for each of the following classes of options as determined by range of exercise price, the information regarding weighted average exercise price and weighted average remaining contractual life as of December 31, 2001:

                               OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                        ---------------------------------  --------------------
                                   WEIGHTED    WEIGHTED                WEIGHTED
                                    AVERAGE    AVERAGE                  AVERAGE
        RANGE OF        NUMBER OF  EXERCISE   REMAINING    NUMBER OF   EXERCISE
     EXERCISE PRICE      OPTIONS     PRICE   LIFE (YEARS)   OPTIONS     PRICE
     ---------------    ---------  --------  ------------  ---------  ---------

     $1.875               15,000   $  1.875      3.8          7,500   $   1.875
     $3.500 - $4.000     560,000      3.910      2.9        560,000       3.910
     $10.000              25,000     10.000      1.1         25,000      10.000
                         -------   --------      ---        -------   ---------
                         600,000   $  4.110      2.8        592,500   $   4.140
                         =======   ========      ===        =======   =========

     If the Company had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans, consistent with the methodology prescribed by SFAS 123, the effect on the Company's net loss would be as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                       2001            2000
                                                  -------------   -------------
      NET LOSS
          As reported                             $ (2,986,506)   $ (9,763,621)
          Pro forma                               $ (5,231,256)   $(11,850,408)

      BASIC AND DILUTED EARNINGS PER SHARE
          As reported                             $      (0.16)   $      (0.57)
          Pro forma                               $      (0.29)   $      (0.69)

     The fair value of Company's common stock options granted to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) 90% expected volatility, (2) risk-free interest rates ranging from 6.19% to 6.51% and (3) expected lives of three to five years.

10   SHAREHOLDERS' EQUITY

     On July 30, 1999, the Company sold 1,258,205 shares of common stock for $.0025 per share to certain key employees of WSSI, and to two other individuals who entered into employment agreements with the Company. These shares were placed in escrow and were subject to repurchase by the Company in declining increments over a two-year period at $.0025 per share if employment was terminated. The issuance of these shares gave rise to unearned compensation, which was being earned and charged to expense ratably over the two-year escrow period. For the years ended December 31, 2001 and 2000, $573,221 and $3,213,646 respectively, has been expensed and included in the accompanying consolidated statements of operations. In February and March 2001, three individuals terminated their employment with the Company. As a result, the Company has repurchased 41,250 shares of previously issued common stock at $.0025 per share from these individuals in accordance with the terms of their subscription agreements.

     At December 31, 2001, the Company had warrants outstanding to purchase 230,000 shares of the Company's common stock at an exercise price of $3.00 per share. These warrants expire in 2005.

11   INCOME TAXES

     The approximate effects of temporary differences and net operating loss carryforwards that give rise to deferred tax assets at December 31, 2001, are summarized as follows:

          Net operating loss carryforwards                  $  2,902,400
          Stock compensation                                     105,200
          Deferred commission and subscription income            202,700
          Valuation allowance on deferred tax asset           (3,210,300)
                                                            ------------
          Deferred tax asset, net                           $         --
                                                            ============

     The Company has provided for a full valuation allowance on the deferred tax asset due to the uncertainty of its realization.

     The Company's federal net operating loss carryforwards, which are available to offset future taxable income, if any, expire through 2021.

12   RETIREMENT PLANS

     In January 1996, WSSI adopted a profit sharing plan on behalf of its employees whereby contributions to the plan are made at the discretion of management and no contributions are made by employees. Management elected not to make any contributions for the years ended December 31, 2001 or 2000.

13   SUBSEQUENT EVENTS

     On April 5, 2002, the Company received a loan for $80,000 from a potential investor with the proceeds to be used primarily for working capital purposes and with the following terms: i) interest rate of 8% per annum,
     ii) 12 interest only payments beginning May 5, 2002, iii) 18 principal payments of $4,444 plus interest on the declining principal balance, and
     iv) 150,000 warrants exercisable over a three year period to be issued with an exercise price equal to the market price on April 5, 2002 and 150,000 warrants exercisable over a three year period at $0.15.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The following table sets forth the name, age and position of each of our directors and executive officers.

     NAME                    AGE   POSITION
     ----                    ---   --------
     Charles V. Payne.......  39   Chief Executive Officer, President & Director
     Daliah Amar............  41   Chief Operating Officer
     Gerald Turner..........  59   Director

CHARLES V. PAYNE has been our Chief Executive Officer, President and a director since our acquisition of Wall Street Strategies, Inc. Since 1991, Mr. Payne has been President, Chief Executive Officer, director and chief analyst of Wall Street Strategies, Inc.

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

ADVISORY BOARD

In August 1999, we formed an advisory board, which currently consists of two members. In 2001, the advisory board was not active and no meetings were held.

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

On December 7, 1999, we granted to Mr. Payne a stock option to purchase 300,000 shares of common stock at an exercise price of $4.00 per share. Mr. Payne's option is now fully exercisable and remains so until five years after the date of grant, but terminates upon Mr. Payne's termination as an employee for any reason. However, the option remains exercisable for one year following Mr. Payne's termination due to death, and ninety (90) days following termination due to disability.

We have also entered into an employment agreement, dated April 7, 2000, with Daliah Amar, our Chief Operating Officer. The agreement has a term of three years at an annual base salary of $175,000 subject to annual review by our board of directors for possible increase. The agreement also provides for an annual incentive bonus of up to 50% of base salary. In addition, in accordance with the terms of the employment agreement, on April 7, 2000, we granted to Ms. Amar a stock option to purchase 500,000 shares of common stock at an exercise price of $7.50 per share. On October 17, 2000, the Chief Operating Officer and we entered an agreement causing there to be a simultaneous cancellation of the stock option and the purchase of 500,000 shares of our common stock for $.0025 per share. These shares were held in escrow and were released as follows: On December 6, 2000, 250,000 were released from escrow, and 50,000 shares on each of March 6, 2001, June 6, 2001, September 6, 2001, December 6, 2001 and March 6, 2002.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to the Principal Executive Officers, whose annual salaries and bonuses exceeded $100,000 for services rendered to us and our predecessors for the years ended December 31, 2001, December 31, 2000, and December 31, 1999.

SUMMARY COMPENSATION TABLE

    NAME & PRINCIPAL
    POSITION                      YEAR        SALARY            BONUS
    ------------------            ----       --------       -------------
    Charles V. Payne, CEO         2001       $282,400       $125,000(1,3)
    Charles V. Payne, CEO         2000       $256,781       $250,000(1,2)
    Charles V. Payne, CEO         1999       $250,000       $250,000(1,2)

    Daliah Amar, COO              2001       $188,125       $ 94,063(3)
    Daliah Amar, COO              2000       $143,836       $ 71,918

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

(3) To retain key executives, the board elected to pay Mr. Payne and Ms. Amar stay bonuses for their continued efforts and commitments to our Company. These amounts have been accrued and will be paid if and when we have the capital to do so.

STOCK OPTION PLANS

We have adopted two separate stock option plans that provide for the grant of options and other forms of incentive awards to selected officers, employees, directors, and consultants to our subsidiary or us. The purpose of these plans is to promote our growth by enabling us to attract and retain the best available persons for positions of substantial responsibility and to provide employees with additional incentives to contribute to our success. Our board of directors administers both plans (unless it elects a committee to administer the plan).

1996 COMPENSATORY STOCK OPTION PLAN

Our 1996 compensatory stock option plan was adopted by our board of directors and approved by our shareholders in October, 1996. Subject to adjustment in the event of certain specified corporate events, options to purchase a maximum of 2,000,000 shares of common stock may be granted under the 1996 stock option plan. The plan has a term of ten years and no options may be granted after its expiration. On December 7, 1999, our board of directors determined that no further awards would be made under the 1996 stock option plan. As of that date, options to purchase a total of 130,000 shares of common stock were outstanding under the plan. The 1996 stock option plan provides solely for the grant of options that are not intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986. Under the terms of the 1996 stock option plan, the exercise price of the options must be at least 85% of the fair market value of our common stock on the date of grant. The term of options to be granted may not exceed 10 years from the date of grant and generally terminate automatically: upon termination of employment for cause; within a period (specified in the individual option grant) after termination of employment without cause; within twelve months after the death of an employee; and, in the event of total disability, one year after termination of employment unless otherwise specified in the grant. Generally, options are not transferable other than by will or by operation of law.

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

As of December 31, 2001, a total of 600,000 options were outstanding under the programs. No options were exercised during 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of based on information obtained from the persons named below, with respect to the beneficial ownership of the common stock by (i) each person known by us to own beneficially 5% or more of the common stock, (ii) each of our directors and officers and (iii) all directors and officers as a group. The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the SEC, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. Unless otherwise indicated, the address for each person is c/o Wall Street Strategies Corporation, 80 Broad Street, New York, NY 10004.

NUMBER OF                                                   PERCENTAGE
NAME OF BENEFICIAL OWNER            SHARES OWNED               OWNED
------------------------            ------------            ----------

Charles V. Payne (1)                 9,030,898                 47.4%

Daliah Amar                            500,000                  2.7%

Gerald Turner (2)
11911 Freedom Drive
Suite 440
Reston, VA 20190                       102,000                     *

All executive officers and directors as a group 9,632,898      50.6%

--------
*    Less than 1%

(1) Includes 300,00 shares issuable upon exercise of currently exercisable option. In addition, includes an aggregate of 75,000 shares issuable upon exercise of options held by certain employees that are exercisable within 60 days.

(2) Includes 100,000 shares issuable upon exercise of currently exercisable stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than a non-interest bearing loan for approximately $110,000 from our CEO, of which $79,854 is outstanding as of December 31, 2001, we have not entered into any transactions during the last two fiscal years with any director, executive officer, director nominee or 5% or more shareholder, nor have we entered into transactions with any member of the immediate families of the foregoing persons (including spouses, parents, children, siblings and in-laws), nor is any transaction proposed.

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

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) The following exhibit are filled as a part of this report, except otherwise indicated.

2.1 Agreement and Plan of Share Exchange dated July 30, 1999, by and between Charles V. Payne and Registrant (1)
3.1    Certificate of Incorporation (1)
3.2    Articles and Certificate of Merger (1)
3.3    Certificate of Amendment of Certificate of Incorporation (1)
3.4    By-laws as currently in effect (1)
3.5    Certificate of Designation of  the 8% Series A Convertible Preferred
       Stock (2)
4.1    Specimen Common Stock Certificate (1)
4.2    1996 Compensatory Stock Option Plan (1)

4.3    1999 Incentive Program (1)
4.4    Amendment to Registrant's 1999 Incentive Program (3)
10.2 Agreement of Lease dated as of November 23, 1999, between Praedium II Broadstone LLC and Wall Street Strategies, Inc. (1)
10.3 Registration Rights Agreement dated as of September 23, 1999, by and among the Registrant and Charles Payne (1)
10.5 Employment Agreement dated September 23, 1999, among Wall Street Strategies, Inc., Registrant and Charles Payne (1)
10.6 Employment Agreement dated July 30, 1999, by and between Registrant and David McCallen (1)
10.7 Employment Agreement dated July 30, 1999, by and between Registrant and Shawn Baldwin (1)
10.8 Amended and Restated Subscription and Rights Agreement dated July 30, 1999, by and between the Registrant and David McCallen (1)
10.9 Amended and Restated Subscription and Rights Agreement dated July 30, 1999, by and between the Registrant and Shawn Baldwin (1)
10.10 Form of Subscription and Rights Agreement by and between Registrant and Subscriber (1)
10.11 Amended and Restated Escrow Agreement dated July 30, 1999, by and among Registrant, David McCallen and Escrow Agent (1)
10.12 Amended and Restated Escrow Agreement dated July 30, 1999, by and among Registrant, Shawn Baldwin and Escrow Agent (1)
10.13 Form of Escrow Agreement by and among Registrant, the Subscribers for shares of Registrant's common stock and Escrow Agent (1)
10.14 Stock Option Agreement dated July 30, 1999, by and between the Registrant and David McCallen (1)
10.15 Form of Advisor Agreement between the Registrant and each member of the Advisory Board (1)
10.16  Form of Stock Option Agreement (Advisor) (1)
10.20 Employment Agreement dated April 7, 2000, by and between Registrant and Daliah Amar (3)
10.22 Stock Option Agreement dated July 30, 1999, by and between Registrant and Shawn Baldwin (3)
10.23  Form of Stock Option Agreement (Employee) (3)
10.24  Form of Stock Option Agreement (Director) (3)
10.34 Subscription Agreement dated as of August 18, 2000 between Registrant and CALP II Limited Partnership (2)
10.35 Amendment No. 1 to Subscription Agreement dated September 29, 2000 between Registrant and CALP II Limited Partnership (2)
10.36 Conversion Escrow Agreement dated as of August 18, 2000 by and among Registrant, CALP II Limited Partnership and Bryan Cave LLP (2)
10.37 Letter Agreement dated August 28, 2000 between Registrant and Merrill Lynch, Pierce, Fenner & Smith, Inc. (2)
10.38 Multex Contributor Agreement dated August 9, 2000 between Registrant and Multex.com, Inc. (2)

----------
(1) Incorporated herein by reference to the Exhibits to the Registration Statement on Form 10-SB filed by the Registrant on February 14, 2000, File No. 0-29499.
(2) Incorporated herein by reference to the Exhibits to the Registration Statement on Form SB-2 filed by the Registrant on October 16, 2000, File No. 333-48032.
(3) Incorporated herein by reference to the Exhibits to the Amendment No. 1 to the Registration Statement on Form 10-SB filed by the Registrant on April 13, 2000, File No. 0-29499.
(4) Incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.

(b)    Reports on Form 8-K.
       None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized


                                          WALL STREET STRATEGIES CORPORATION
                                                      (Registrant)



Date April 11, 2002                       By: /S/ CHARLES V. PAYNE
                                          ---------------------------
                                          Charles V. Payne
                                          President and Chief Executive Officer

                                          By: /S/ DALIAH AMAR
                                          ---------------------------
                                          Daliah Amar
                                          Chief Operating Officer
                                          chief financial officer