Form 10QSB
period 2002-03-31
WALL STREET STRATEGIES CORP
filed 2002-05-20
CIK 1106759

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002.

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

                                 (212) 514-9500
               Registrant's Telephone Number, Including Area Code

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-QSB or any amendment to this Form 10-KSB. [X]

         Securities registered under Section 12 (g) of the Exchange Act:

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No ___

                     Common Stock, par value $.001 per Share
                     ---------------------------------------
                                (Title of Class)


     As of May 15, 2002, the registrant had 18,447,549 shares of Common Stock, outstanding.

            Transitional Small Business Disclosure Format (check one)

Yes ___  No [X]

                WALL STREET STRATEGIES CORPORATION AND SUBSIDIARY

                          FORM 10-QSB - March 31, 2002

         Index                                                             Page
                                                                          Number

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Condensed Consolidated Balance Sheets at March 31, 2002               3
         and December 31, 2001 (unaudited at March 31, 2002)

         Condensed Consolidated Statements of Operations for the               4
         three months  ended March 31, 2002 and March 31, 2001
         (unaudited)

         Condensed Consolidated Statement of Shareholders' Deficit             5
         for the three months ended March 31, 2002 (unaudited)

         Condensed Consolidated Statements of Cash Flows for the               6
         three months ended March 31, 2002 and March 31, 2001
         (unaudited)

         Notes to Condensed Consolidated Financial Statements                  7
         (unaudited)

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            11

PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                    16
Item 2   Changes in Securities and Use of Proceeds                            16
Item 3   Defaults Upon Senior Securities                                      16
Item 4   Submission of Matters to a Vote of Security Holders                  16
Item 5   Other Information                                                    16
Item 6   Exhibits and Reports on Form 8 - K                                   16

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                          FORM 10-QSB - MARCH 31, 2002

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  (Unaudited)
                                                    March 31,      December 31,
                                                      2002             2001
                                                  ------------     ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $     37,877     $     89,614
  Accounts receivable                                   52,763           10,838
  Deferred commission expense                          268,638          272,881
  Marketable Securites, available
    for sale, at market value                               --               --
  Other current assets                                  43,028           31,833
                                                  ------------     ------------

  Total current assets                                 402,306          405,166

Property and equipment, net                            837,167          920,473
Security deposits                                      270,592          270,592
                                                  ------------     ------------

                                                  $  1,510,065     $  1,596,231
                                                  ============     ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses           $  2,196,616     $  2,247,766
  Accrued compensation                                 506,342          516,680
  Capitalized lease obligations                        464,313          464,313
  Deferred subscription income                         767,538          779,660
  Investor Loan Payable                                 50,000           50,000
  Shareholder loan payable                              69,354           79,854
                                                  ------------     ------------

  Total current liabilities                          4,054,163        4,138,273
                                                  ------------     ------------

COMMITMENTS AND CONTINGENCIES

Redeemable series A convertible preferred
  stock- 8% cumulative, $.001 par value;
  5,000,000 shares authorized; 9.24 shares
  issued and outstanding, stated at                  1,045,053        1,026,826
                                                  ------------     ------------

SHAREHOLDERS'  DEFICIT
  Common stock, $.001 par value;
  50,000,000 shares authorized;
  18,447,549 shares issued and outstanding              18,448           18,448
  Additional paid-in capital                        13,770,226       13,788,453
  Accumulated deficit                              (17,377,825)     (17,173,397)
  Unearned compensation                                     --         (202,372)
                                                  ------------     ------------

  Total shareholders' deficit                       (3,589,151)      (3,568,868)
                                                  ------------     ------------

                                                  $  1,510,065     $  1,596,231
                                                  ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                          FORM 10-QSB - MARCH 31, 2002

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three months ended
                                                             March 31,
                                                    ---------------------------

                                                        2002            2001
                                                    -----------     -----------
REVENUE
  Subscription income                               $   693,341     $   698,943
  Interest and dividends                                     --           4,099
                                                    -----------     -----------
                                                        693,341         703,042
                                                    -----------     -----------
COSTS AND EXPENSES
  Salaries and commissions                              577,235         873,163
  Other operating expenses                              103,259         277,535
  Consulting fees                                        22,885          28,110
  Payroll taxes and employee benefits                    36,412          74,904
  Professional fees                                      29,830          61,116
  Depreciation and amortization                          83,306         151,313
  Rent and occupancy                                     73,847          75,040
                                                    -----------     -----------
                                                        926,774       1,541,181
                                                    -----------     -----------

LOSS BEFORE OTHER INCOME                               (233,433)       (838,139)

Income from settlement of liabilities                    29,005              --
                                                    -----------     -----------

NET LOSS                                            $  (204,428)    $  (838,139)
                                                    ===========     ===========

Basic and diluted net loss per share                $     (0.01)    $     (0.05)
                                                    ===========     ===========

Weighted average common shares
  outstanding                                        18,411,438      18,057,187
                                                    ===========     ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                         FORM 10 - QSB - MARCH 31, 2002

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

                                              Common stock         Additional                                            Total
                                       ------------------------      paid-in        Accumulated        Unearned       shareholders'
                                         Shares         Amount       capital          deficit        compensation       deficit
                                       ----------      --------    ------------     ------------     ------------     -----------
BALANCE, JANUARY 1, 2002               18,447,549      $ 18,448    $ 13,788,453     $(17,173,397)    $   (202,372)    $(3,568,868)

 Amortization of stock compensation            --            --              --               --          202,372         202,372

 Preferred stock dividend                      --            --         (18,227)              --               --         (18,227)

 Net loss, three months
   ended March 31, 2002                        --            --              --         (204,428)              --        (204,428)
                                       ----------      --------    ------------     ------------     ------------     -----------

 BALANCE, MARCH 31, 2002               18,447,549      $ 18,448    $ 13,770,226     $(17,377,825)    $         --     $(3,589,151)
                                       ==========      ========    ============     ============     ============     ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WALL STREET STRATEGIES CORPORATION
                                      AND SUBSIDIARY

                               FORM 10-QSB - MARCH 31, 2002

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)


                                                           Three months ended
                                                               March 31,
                                                         ----------------------

                                                           2002          2001
                                                         --------     ---------
INCREASE (DECEASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES

  NET LOSS                                               $(204,428)   $(838,139)

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH USED IN OPERATING ACTIVITIES
    Depreciation and amortization                          83,306       151,313
    Stock compensation                                    202,372       398,534

  CHANGES IN OPERATING ASSETS AND LIABILITIES
    Accounts receivable                                   (41,925)       18,570
    Deferred commission expense                             4,243        43,072
    Other current assets                                  (11,195)       63,188
    Accounts payable and accrued expenses                 (51,150)      280,021
    Accrued compensation                                  (10,338)      (52,548)
    Deferred subscription income                          (12,122)     (123,061)
                                                         --------     ---------

       Net cash used in operating activities              (41,237)      (59,050)
                                                         --------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Re-purchase of stock issued to employees                     --          (102)
  Repayment of capitalized lease obligations                   --       (22,987)
  Repayment of shareholder loan payable                   (10,500)           --
                                                         --------     ---------

       Net cash used in financing activities              (10,500)      (23,089)
                                                         --------     ---------

NET DECREASE  IN CASH AND CASH EQUIVALENTS                (51,737)      (82,139)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             89,614        82,139
                                                         --------     ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 37,877     $      --
                                                         ========     =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Interest paid                                     $     --     $  13,348
                                                         ========     =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

1        BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for a complete set of financial statements. In the opinion of the management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These condensed consolidated financial statements should be read in conjunction with the December 31, 2001 consolidated financial statements and notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The accounting policies used in the preparation of these condensed consolidated financial statements are consistent with those described in the December 31, 2001 consolidated financial statements.

2        THE COMPANY

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

3        GOING CONCERN

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The
         Company has incurred significant losses from operations and has generated insufficient operating revenue to fund its expenses. In addition, at March 31, 2002, the Company had a working capital deficiency of approximately $3,652,000. The Company is delinquent on most of its trade payables and has defaulted on its capitalized lease obligations. The delinquencies with vendors and the default on the capitalized lease obligations have prompted several creditors to threaten legal collection action or in some cases file a complaint and summons for amounts due on trade credit extended to the Company. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is contingent upon it obtaining additional debt and/or equity capital financing and increasing its revenues. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         On September 17, 2001, the Company received a non-interest bearing loan for $50,000 from a potential investor. The terms and conditions of this loan have not been finalized. The Company recorded this as a loan payable in the consolidated balance sheet.

         On April 5, 2002, the Company received a loan for $80,000 from a potential investor with the proceeds to be used primarily for working capital purposes (Note 7). The Company is continuing discussions with this potential investor. No assurances can be made however, that any additional financing will result from these discussions.

         On March 25, 2002, the Company filed an application with the Empire State Development (ESD) for the WTC Business Recovery Grant Program for the loss of revenues due to the September 11, 2001, World Trade Center Disaster. On April 30, 2002, the Company received a $109,575 grant from this program and recorded it as income as of that date.

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

4        CAPITALIZED LEASE OBLIGATIONS

         During the year ended December 31, 2000, the Company financed a portion of its computer equipment purchases in the form of capitalized leases. Each lease is three years in duration, bearing interest at rates ranging between 11% and 13% per annum.

         Interest expense under the capitalized lease obligations was $8,146 and
         $13,348  for  the  three   months   ended  March  31,  2002  and  2001,
         respectively.

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

         As of March 31, 2002, the Company owed $40,535 in past due rent under the terms of this agreement.

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

         Zia Properties subsequently filed a Motion for Summary Judgment (the "Motion") on December 5, 2001. The Company has filed for a Motion for Extension of Time to require Zia Properties to answer discovery before the Company is required to respond to the Motion. Zia Properties has since responded. On April 23, 2002, the Company filed a response to the Motion.

         As of March 31, 2002, the Company has accrued for amounts due under this claim.

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

         As of March 31, 2002, the Company has accrued approximately $250,000 related to the summons and complaint with American Express.

         STEVENS COMMUNICATIONS

         Stevens Communications, Inc. ("Stevens") filed a summons and verified complaint on November 7, 2001, stating that the Company was in breach of their Sales Agreement for failing to make payments of $166,141 for hardware, software and professional services when due. The Sales Agreement is for the purchase of the Company's CTI/telephone equipment.

         While the Company was in discussions to resolve this matter, Stevens received a judgment on February 22, 2002 in the amount of $166,141, plus attorney's fees of $1,641. The Company is currently attempting to settle this matter. No assurances can be made as to the final settlement.

         As of March 31, 2002, the Company has accrued $166,141 related to this judgment.

         PENDING CREDITORS' CLAIMS

         The company is delinquent on most of its trade payables and has defaulted on its capitalized lease obligations. The delinquencies with vendors and the default on the capitalized lease obligations has prompted several creditors to threaten legal collection action or in some cases file a complaint and summons for amounts due on trade credit extended to the Company.

         The actions taken by creditors including the secured creditor on the capitalized lease obligations and the landlord, will force the Company to incur legal expenses and devote substantial resources to defending these actions. Without additional financing the Company lacks the capital that would be necessary to properly defend these claims. In addition, the creditors provide vital services and equipment that if discontinued, would cause there to be disruptions in the Company's ordinary course of business and severely limit the Company's ability to conduct normal business operations going forward.

6        REDEEMABLE PREFERRED STOCK

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

         Under the terms of the subscription agreement (covering the issuance of the Series A Preferred Stock), if the registration has not been declared effective by December 1, 2000, the Company is obligated to pay in the form of liquidated damages, an amount equal to 2% of the face value of the preferred stock for every 30-day period. The Company has recorded charges of $54,681 and

         $60,000 for the three months ended March 31, 2002 and 2001, respectively, relating to this provision and will continue to accrue charges in 2002 unless there is an effective registration or until the Shares are eligible for resale under Rule 144 (k). Due to the Company's recent cash flow and liquidity problems, pursuit of an effective registration has not been made. The Company has the right to redeem the shares of Series A Convertible Preferred Stock then outstanding upon 10 days notice and payment to the purchaser of an amount equal to 125% of the stated value upon an effective registration.


         If the Series A Convertible Preferred Stock were converted on March 31, 2002, the Company would be required to issue approximately 38,500,000 shares of the Company's common stock.

7        SUBSEQUENT EVENTS

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

         On April 29, 2002, the Company received a civil action summons from Nous Infosystems PVT. LTD., naming it along with Hub City Media, Inc., International Integrated Solutions, LTD., and Steve Giovannetti as defendants for breach of contract and damages of $51,220. The Company believes that this claim is without merit, as the Company did not have any contracts with Nous Infosystems. The Company intends to vigorously defend this claim. The Company has not yet responded to this summons.

         On March 25, 2002 the Company filed an application with the Empire State Development (ESD) for the WTC Business Recovery Grant Program for the loss of revenues due to the September 11, 2001, World Trade Center Disaster. On April 30, 2002, the Company received a $109,575 grant from this program and recorded it as income on that date.


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

During the first quarter 2002, we continued with a limited capacity to execute on our business strategy to increase the total number of subscribers, including significant numbers of individual investors. We continued to use our web destination to build brand awareness and attract paying subscribers to our products. If we are unable to attract financing (as discussed in the "Going Concern" section below), we will be severely limited in executing our business strategy of increasing the number of subscribers and diversifying our revenue streams. Furthermore, a continuing downturn in the U.S. equity market could continue to adversely affect our revenues and ability to succeed with web initiatives, strategic relationships, and building brand awareness.

We have benefited from the prominence of our CEO and spokesperson, Charles Payne, as an analyst to whom the media regularly turns for expert commentary on the equity markets. Mr. Payne appears daily on the Yahoo! Finance Vision 30-minute market wrap-up segment, Yahoo! Technology Investor, which has gained in popularity among Yahoo! Viewers. We believe that the interactive nature of the show, combined with the media exposure it provides, has been effective in building traffic and unique visitors to our website, as well as adding new users to our base. We currently have subscribers and registered users in over 100 countries. In addition, we receive media exposure from Mr. Payne's appearances on ABC World News, CNNFn, BBC Television, CBS Market Watch and other finance-oriented programming. We plan on continuing our strategy of gaining media exposure to build brand recognition and to promote our products.

If we are successful in raising additional capital and if our revenues increase, to the extent our resources permit, we will continue to develop our website and embark upon a marketing and advertising program to promote our brand and products. In the first quarter of 2002, we did not have the resources to implement any marketing and advertising initiatives. Furthermore, presently, we do not have the capital to launch a marketing and advertising program. If we are unable to attract capital financing that we are seeking, it is unlikely that additional development of the website and marketing and advertising programs will take place.

We will also pursue additional strategic relationships and, as appropriate, hire additional personnel, including management personnel, and purchase additional computer systems and software, within our financing limitations. In the first quarter of 2002, we did not realize any material revenues from any of our alliances and some our existing arrangements have expired.

The three months ended March 31, 2002 (the "2002 Period") were characterized by flat sales primarily attributable to the downturn in the U.S. equity markets and economy, which was offset by a significant reduction in expenses as a result of major cost cutting measures. The reduction in costs included reduced sales commissions from subscriptions, reduction in personnel, website development, travel, professional fees and other strategic and operational initiatives. It is not anticipated that there will be further significant decreases in operational expenses in 2002.

We have incurred significant losses from operations and have generated insufficient operating revenues to fund our expenses. In addition, at March 31, 2002, we had a working capital deficiency of approximately $3,652,000. These factors, (among others) raise substantial doubt about our ability to continue as a going concern. Our ability to continue to operate as a going concern is contingent upon our obtaining additional debt and/or equity capital and increasing our revenues. If we are unable to obtain additional financing there will be a depletion of available capital. The severe limitations imposed by the resulting capital deficiency will cause a certain interruption in continuing business. See discussion of Liquidity and Capital Resources below.

RESULTS OF OPERATIONS

As of March 31,2002, we had approximately 15,500 total users of our free and paid services. We will continue our efforts to convert users into paying subscribers. Subscription revenue for the three months ended March 31, 2002 and 2001, were $693,341 and $698,943, respectively. Our primary business and revenues are concentrated in the investor services industry and as such have been susceptible to downturns in the equity market as well as other conditions that adversely impact broker services, individual investors, and online trading. Any decline in the U.S. equity market, whether it is long term or otherwise, has and could continue to adversely affect our revenue and potentially create additional losses.

We significantly reduced our operating expenses for the three months ended March 31, 2002. Total operating expenses decreased to $926,774 in 2002 from $1,541,181 in 2001. These amounts represent a decrease of 40% from 2001 to 2002. A substantial portion of our operating expenses is attributable to stock compensation earned and charged to expense in connection with the issuance of shares of common stock and below fair market option grants to certain key employees and new management personnel recruited by us and certain outside consultants as part of our expansion strategy. As of March 31, 2002, all expenses attributable to stock compensation have been fully amortized.

Included in costs and expenses are salaries and commissions of $577,235 for the three months ended March 31, 2002, and $873,163 for the three months ended March 31, 2001. These amounts represent a decrease of 34% from 2001 to 2002. Included in salaries and commissions for the 2002 and 2001 Periods were expenses of $202,372 and $398,534, respectively, related to stock compensation. All expenses related to stock compensation have been fully amortized as of March 31, 2002. Excluding stock compensation, salaries and commissions for the 2002 and 2001 periods were $374,863 and $474,629, respectively. Payroll taxes and employee benefits decreased to $36,412 in 2002 from $74,904 for 2001. This represents a decrease of 51% from the prior year. Apart from the charge to expense represented by stock compensation, salaries and commissions continue to represent the most substantial portion of the operating expenses. We realized decreases in payroll taxes and employee benefits due to a reduction in the number of employees. If we are successful in obtaining the financing we are seeking and/or increasing revenues, we will continue our efforts to retain personnel and resume recruiting additional personnel. As a result, we anticipate corresponding increases in expenses attributable to salaries and commissions, as well as increased commissions payable as subscription sales increase.

We significantly decreased our costs and expenses in a number of other areas for the 2002 Period as compared to the 2001 Period. These decreases are attributable to our plan to reduce operating expenses. We incurred depreciation and amortization expense for the three months ended March 31, 2002 and 2001, of $83,306 and $151,313, respectively. We incurred professional fees of $29,830 and $61,116 for the three months ended March 31, 2002 and 2001, respectively. The 2001 Period expenses are primarily attributable to our expansion and becoming a reporting issuer and as such, we reduced our expenses in the 2002 Period. We experienced a net loss of $204,428, or $.01 per share, for the three months ended March 31, 2002, as compared to a net loss for the three months ended March 31, 2001, of $838,139, or $.05 per share. The decrease in our net loss was due to the reduction in stock compensation charge described above, decreased salaries and commissions, professional fees and other operating expenses relating to our cost cutting initiatives. Without the charge to stock compensation, our net loss would have been $2,056. As of March 31, 2002, we have fully amortized all of our stock compensation charges.

Although we cannot accurately determine the precise effect of inflation on its operations, we do not believe that inflation has had, or will have, a material effect on our sales or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the three months ended March 31, 2002, was $41,237, compared with net cash used by operating activities of $59,050 for the three months ended March 31, 2001. The decrease in cash used by operations was primarily caused by a decrease in overall decreases in our operating expenses. There were no amortization charges in the 2002 period as all cost capitalized in connection with our website infrastructure have been fully amortized. As of March 31, 2002, all expenses associated with stock compensation have been fully amortized. Net cash used in financing activities for the three months ended March 31, 2002, was $10,500 compared with net cash used by financing activities of $23,089 for the three months ended March 31, 2001.

We anticipate continuing cash requirements to finance costs associated with advertising and marketing campaigns contemplated for 2002, costs associated with upgrading internal accounting and other operating systems, increasing our staff and other working capital and general corporate purposes.

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

GOING CONCERN

We have incurred significant losses from operations and have generated insufficient operating revenue to fund our expenses. In addition, at March 31, 2002, we had a working capital deficiency of approximately $3,652,000. Due to our cash deficiency, we are currently delinquent on most of our trade payables and have defaulted on our capitalized lease obligation. The delinquencies with vendors and the default on the capitalized lease obligations has prompted several creditors to threaten legal collection action or in some cases file a complaint and summons for amounts due on trade credit extended to us. These factors (among others) raise substantial doubt about our ability to continue as a going concern. Our ability to continue to operate as a going concern is contingent upon our obtaining additional debt and/or equity capital.

On September 17, 2001, we received a loan for $50,000 from a potential investor. The terms and conditions of this loan have not been finalized. We have recorded this as a loan payable in the accompanying condensed consolidated financial statements (see item 1 - Financial Statements).

On April 5, 2002, we received a loan for $80,000 from a potential investor with the proceeds to be used primarily as working capital. We are continuing discussions with this investor. No assurances can be made, however, that any additional financing will result from these discussions (see item 2 - Liquidity and Capital Resources).

On March 25, 2002,  we filed an  application  with the Empire State  Development
(ESD) for the WTC Business Recovery Grant Program for the loss of revenues due to the September 11, 2001, World Trade Center Disaster. On April 30, 2002, we received a $109,575 grant from this program and recorded it as income on that date.

We are currently exploring additional financing alternatives. The lack of an immediate capital infusion could cause us to exhaust all of our remaining capital reserves and would have a material adverse effect on our business and results of operations and our ability to continue as a going concern.

We anticipate that any equity financing or interim financing would result in substantial dilution to the holders of our common stock. We could also seek capital through debt financing. In any event, there can be no assurance that additional financing will be available on terms and conditions acceptable to us, if available at all. If such financing cannot be obtained, we would be required to reduce or postpone expenditures and may be forced to curtail certain or all operations.

In addition, continuing downturns in the U.S. equity markets could continue to adversely affect our revenues and potentially create additional losses. Our primary business and revenues are concentrated in the investor services industry, and as such are susceptible to a reduction in broker services, individual investing and online trading.

FORWARD LOOKING STATEMENTS

This report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.
Those statements appear in a number of places herein and include statements regarding the intent, belief or current expectations of the Company, primarily with respect to the future operating performance of the Company or related developments. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results and developments may differ from those described in the forward-looking statements as a result of various factors, many of which are beyond the control of the Company.

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

                       WALL STREET STRATEGIES CORPORATION

                                     PART II
                                OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

(See Item 1, Part I footnote #5, Legal proceedings)


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



         Date May 15, 2002               By: /s/ Charles V. Payne
                                             --------------------
                                         Charles V. Payne
                                         President and Chief Executive Officer

                                         By: /s/ Daliah Amar
                                             --------------------
                                         Daliah Amar
                                         Chief Operating Officer
                                         chief financial officer