Form 10QSB
period 2002-06-30
WALL STREET STRATEGIES CORP
filed 2002-08-19
CIK 1106759

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002.

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

                                    Yes X   No
                                        -

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)


      As of August 15, 2002, the registrant had 18,447,549 shares of Common Stock, outstanding.

            Transitional Small Business Disclosure Format (check one)

Yes          No   X
   -------     -------

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                           FORM 10-QSB - June 30, 2002

           Index                                                           Page
                                                                          Number

PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets at June 30, 2002             3
           and December 31, 2001 (unaudited at June 30, 2002)

           Condensed Consolidated Statements of Operations for the            4
           three months   ended June 30, 2002 and June 30, 2001
           and the six months ended June 30, 2002 and June 30, 2001
           (unaudited)

           Condensed Consolidated Statement of Shareholders' Deficit          5
           for the six months ended June 30, 2002 (unaudited)

           Condensed Consolidated Statements of Cash Flows for the            6
           six months ended June 30, 2002 and June 30, 2001
           (unaudited)

           Notes to Condensed Consolidated Financial Statements               7
           (unaudited)

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         11

PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                                 15
Item 2     Changes in Securities and Use of Proceeds                         15
Item 3     Defaults Upon Senior Securities                                   15
Item 4     Submission of Matters to a Vote of Security Holders               15
Item 5     Other Information                                                 15
Item 6     Exhibits and Reports on Form 8 - K                                15

 PART I - FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                           FORM 10-QSB - JUNE 30, 2002

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    (Unaudited)
                                                                                      June 30,             December 31,
                                                                                        2002                  2001
                                                                                  ------------            ------------
 ASSETS

 CURRENT ASSETS
      Cash and cash equivalents                                                   $     41,763            $     89,614
      Accounts receivable                                                               15,125                  10,838
      Deferred commission expense                                                      201,013                 272,881
      Marketable securities, available for sale, at market value                          --                      --
      Other current assets                                                              24,089                  31,833
                                                                                  ------------            ------------
      Total current assets                                                             281,990                 405,166

 Property and equipment, net                                                           753,860                 920,473
 Security deposits                                                                     270,592                 270,592
                                                                                  ------------            ------------
                                                                                  $  1,306,442            $  1,596,231
                                                                                  ============            ============
 LIABILITIES AND SHAREHOLDERS' DEFICIT

 CURRENT LIABILITIES
      Accounts payable and accrued expenses                                       $  2,131,417            $  2,247,766
      Accrued compensation                                                             524,850                 516,680
      Capitalized lease obligations                                                    464,313                 464,313
      Deferred subscription income                                                     574,323                 779,660
      Investor loan payable                                                            130,000                  50,000
      Shareholder loan payable                                                          38,854                  79,854
                                                                                  ------------            ------------
      Total current liabilities                                                      3,863,757               4,138,273
                                                                                  ------------            ------------
 COMMITMENTS AND CONTINGENCIES

Redeemable series A convertible preferred stock- 8%
      cumulative, $.001 par value; 5,000,000 shares authorized;
      9.24 shares issued and outstanding, stated at                                  1,063,280               1,026,826
                                                                                  ------------            ------------
 SHAREHOLDERS'  DEFICIT
      Common stock, $.001 par value; 50,000,000 shares
      authorized; 18,447,549 shares issued and outstanding                              18,448                  18,448
      Additional paid-in capital                                                    13,751,999              13,788,453
      Accumulated deficit                                                          (17,391,042)            (17,173,397)
      Unearned compensation                                                               --                  (202,372)
                                                                                  ------------            ------------
      Total shareholders' deficit                                                   (3,620,595)             (3,568,868)
                                                                                  ------------            ------------
                                                                                  $  1,306,442            $  1,596,231
                                                                                  ============            ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                           FORM 10-QSB - JUNE 30, 2002

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  Three months ended                      Six months ended
                                                                        June 30,                               June 30,
                                                           --------------------------------        --------------------------------

                                                                2002                2001                2002               2001
                                                           ------------        ------------        ------------        ------------
REVENUE
     Subscription income                                   $    512,551        $    587,427        $  1,205,892        $  1,286,370
     Consulting income                                           20,000             217,000              20,000             217,000
     Other income                                               119,844                --               119,844                --
     Interest and dividends                                        --                 2,488                --                 6,587
                                                           ------------        ------------        ------------        ------------
                                                                652,395             806,915           1,345,736           1,509,957
                                                           ------------        ------------        ------------        ------------
COSTS AND EXPENSES
     Salaries and commissions                                   330,896             759,471             908,131           1,632,634
     Other operating expenses                                   143,376             203,776             246,635             481,311
     Depreciation and amortization                               83,307             151,313             166,613             302,626
     Rent and occupancy                                          72,231              74,305             146,078             149,345
     Professional fees                                           86,907               9,640             116,737              70,756
     Payroll taxes and employee benefits                         41,461              58,793              77,873             133,697
     Consulting fees                                             23,615              27,533              46,500              55,643
                                                           ------------        ------------        ------------        ------------
                                                                781,793           1,284,831           1,708,567           2,826,012
                                                           ------------        ------------        ------------        ------------

LOSS BEFORE OTHER INCOME                                       (129,398)           (477,916)           (362,831)         (1,316,055)

Income from settlement of liabilities                           116,181                --               145,186                --
                                                           ------------        ------------        ------------        ------------

NET LOSS                                                   $    (13,217)       $   (477,916)       $   (217,645)       $ (1,316,055)
                                                           ============        ============        ============        ============
Basic and diluted net loss per share                       $      (0.00)       $      (0.03)       $      (0.01)       $      (0.07)
                                                           ============        ============        ============        ============

Weighted average common shares
     outstanding                                             18,447,549          18,154,582          18,429,593          18,095,426
                                                           ============        ============        ============        ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                         FORM 10 - QSB - JUNE 30, 2002

           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                         SIX MONTHS ENDED JUNE 30, 2002
                                  (UNAUDITED)

                                                 Common stock            Additional                                        Total
                                           ------------------------       paid-in       Accumulated      Unearned      shareholders'
                                             Shares        Amount         capital        deficit       compensation       deficit
                                           ----------   ------------   ------------    ------------    ------------    ------------
BALANCE, JANUARY 1, 2002                   18,447,549   $     18,448   $ 13,788,453    $(17,173,397)   $   (202,372)   $ (3,568,868)

 Amortization of stock compensation              --             --             --              --           202,372         202,372

 Preferred stock dividend                        --             --          (36,454)           --              --           (36,454)

 Net loss, six months
      ended June 30, 2002                        --             --             --          (217,645)           --          (217,645)
                                           ----------   ------------   ------------    ------------    ------------    ------------

 BALANCE, JUNE 30, 2002                    18,447,549   $     18,448   $ 13,751,999    $(17,391,042)   $       --      $ (3,620,595)
                                           ==========   ============   ============    ============    ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              WALL STREET STRATEGIES CORPORATION
                                        AND SUBSIDIARY

                                  FORM 10-QSB - JUNE 30, 2002

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                       Six months ended
                                                                           June 30,
                                                                  --------------------------
                                                                     2002           2001
                                                                  -----------    -----------
INCREASE (DECEASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES

     NET LOSS                                                     $  (217,645)   $(1,316,055)

     ADJUSTMENTS TO RECONCILE NET LOSS TO NET
     CASH USED IN OPERATING ACTIVITIES
         Depreciation and amortization                                166,613        302,626
         Stock compensation                                           202,372        797,068
         Settlement of liabilities                                   (145,186)          --
         Marketable securities received for services                     --         (177,000)

     CHANGES IN OPERATING ASSETS AND LIABILITIES
         Accounts receivable                                           (4,287)        22,250
         Deferred commission expense                                   71,868         56,979
         Other current assets                                           7,744        162,965
         Accounts payable and accrued expenses                         28,837        293,137
         Accrued compensation                                           8,170           (352)
         Deferred subscription income                                (205,337)      (162,796)
                                                                  -----------    -----------

            Net cash used in operating activities                     (86,851)       (21,178)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                  --           (4,603)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Re-purchase of stock issued to employees                            --             (102)
     Repayment of capitalized lease obligations                          --          (36,249)
     Proceeds from investor loan payable                               80,000           --
     Proceeds from shareholder loan payable                              --           29,854
     Repayment of shareholder loan payable                            (41,000)          --
                                                                  -----------    -----------

            Net cash provided by (used in) financing activities        39,000         (6,497)
                                                                  -----------    -----------

NET DECREASE  IN CASH AND CASH EQUIVALENTS                            (47,851)       (32,278)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         89,614         82,139
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $    41,763    $    49,861
                                                                  -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
         Interest paid                                            $     1,066    $    25,454
                                                                  -----------    -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WALL STREET STRATEGIES CORPORATION

                                 AND SUBSIDIARY

                           FORM 10-QSB - JUNE 30, 2002

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1        BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for a complete set of financial statements. In the opinion of the management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These condensed consolidated financial statements should be read in conjunction with the December 31, 2001 consolidated financial statements and notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The accounting policies used in the preparation of these condensed consolidated financial statements are consistent with those described in the December 31, 2001 consolidated financial statements.

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

3        GOING CONCERN

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant losses from operations and has generated insufficient operating revenue to fund its expenses. In addition, at June 30, 2002, the Company had a working capital deficiency of approximately $3,852,000. The Company is delinquent on most of its trade payables and has defaulted on its capitalized lease obligations. The delinquencies with vendors and the default on the capitalized lease obligations have prompted several creditors to threaten legal collection action or in some cases file a complaint and summons for amounts due on trade credit extended to the Company. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is contingent upon it obtaining additional debt and/or equity capital financing and increasing its revenues. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         On September 17, 2001, the Company received a non-interest bearing loan for $50,000 from a potential investor. The terms and conditions of this loan have not been finalized. The Company recorded this as a loan payable in the consolidated balance sheet.

         On April 5, 2002, the Company received a loan for $80,000 from potential investor with the following terms: i) interest rate of 8% per annum, ii) 12 interest only payments beginning May 5, 2002, iii) then, 18 principal payments of $4,444 plus interest on the declining principal balance, and iv) 150,000 three-year warrants to be issued with an exercise price equal to the market price on April 5, 2002 and 150,000 three-year warrants exercisable at $0.15. The value of these warrants was deemed insignificant by the Company. The proceeds from this loan have been used primarily for working capital.

         The Company is currently exploring additional financing alternatives. The lack of an immediate capital infusion would cause the Company to exhaust all of its remaining capital reserves and would have a material adverse effect on the Company's business and results of operations and its ability to continue as a going concern.

         Management anticipates that any equity financing or interim financing would result in substantial dilution to the holders of the Company's common stock. The Company could also seek capital through debt financing. In any event, there can be no assurance that additional financing will be available on terms and conditions acceptable to the Company, if available at all. If such financing cannot be obtained, the Company would be required to further reduce or postpone expenditures and may be forced to curtail certain or all operations. Furthermore, continuing downturns in the U.S. equity markets would continue to adversely affect the Company's revenues and potentially create additional operating losses. The Company's primary business and revenues are concentrated in the investor services industry, and as such have been and continue to be susceptible to a reduction in broker services, individual investing and online trading.

4        CAPITALIZED LEASE OBLIGATIONS

         During the year ended December 31, 2000, the Company financed a portion of its computer equipment purchases in the form of capitalized leases. Each lease is three years in duration, bearing interest at rates ranging between 11% and 13% per annum.

         Interest expense under the capitalized lease obligations was $6,745 and $14,891 for the three and six months ended June 30, 2002 and $12,106 and $25,454 for the three and six months ended June 30, 2001.

         The  Company  is  currently  in  default  on  its   capitalized   lease
         obligations and accordingly, all amounts due have been classified as current in the accompanying condensed consolidated balance sheet.

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

         As of June 30, 2002, the Company owed $20,535 in past due rent under the terms of this agreement. The Company received a waiver for the June payment of $10,000 from the landlord.

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

         Zia Properties subsequently filed a Motion for Summary Judgment (the "Motion") on December 5, 2001. On April 23, 2002, the Company filed a response to the Motion. On July 23, 2002, the Company responded to the Plaintiff's Interrogatories. A trial date has been set for September 3, 2002, unless a settlement can be reached prior to this date.

         As of June 30, 2002, the Company has accrued for amounts due under this claim.

         AMERICAN EXPRESS TRAVEL RELATED SERVICES

         American Express Travel Related Services Company, Inc. has filed a summons and complaint for delinquencies in the amount of $259,933, plus $38,990 in legal fees, relating to amounts due on the Company's corporate credit card account. The Chief Executive Officer, a former employee, and the Company have been named as defendants. American Express is seeking a judgment against the defendants for corporate credit card breach of contract in the sum of approximately $299,000. The Company has filed a response and is contesting certain elements of the summons and complaint. On March 28, 2002, the Company paid $5,000, as part of a stipulation to allow time to gather additional information and to try and reach a settlement. Currently, a trial date has been set for September 3, 2002, however, the Company is attempting to reach a settlement with American Express.

         As of June 30, 2002, the Company has accrued approximately $250,000 related to the summons and complaint with American Express.

         NOUS INFOSYSTEMS PVT. LTD.

         On April 29, 2002, the Company received a civil action summons from Nous Infosystems PVT. LTD., naming it along with Hub City Media, Inc., International Integrated Solutions, LTD., and Steve Giovannetti as defendants for breach of contract and damages of $51,220. The Company believes that this claim is without merit, as the Company did not have any contracts with Nous Infosystems and it intends to vigorously defend this claim. The Company responded to this summons on July 02, 2002.

         STEVENS COMMUNICATIONS

         Stevens Communications, Inc. ("Stevens") filed a summons and verified complaint on November 7, 2001, stating that the Company was in breach of their Sales Agreement for failing to make payments of $166,141 for hardware, software and professional services when due. The Sales Agreement is for the purchase of the Company's CTI/telephone equipment.

         While the Company was in discussions to resolve this matter, Stevens received a judgment on February 22, 2002 in the amount of $166,141, plus attorney's fees of $1,641. On August 2, 2002, the Company received a notice from Stevens' attorney to collect the debt. The Company has thirty days to dispute the amount of the debt. The Company fully intends to dispute the amount of these charges. No assurances can be made as to the final settlement.

         As of June 30, 2002, the Company has accrued $166,141 related to this judgment.

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

         The actions taken by creditors including the secured creditor on the capitalized lease obligations will force the Company to incur legal expenses and devote substantial resources to defending these actions. Without additional financing, the Company lacks the capital that would be necessary to properly defend these claims. In addition, the creditors provide vital services and equipment that if discontinued, would cause there to be disruptions in the Company's ordinary course of business and severely limit the Company's ability to conduct normal business operations going forward.

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

         Under the terms of the subscription agreement (covering the issuance of the Series A Preferred Stock), if the registration has not been declared effective by December 1, 2000, the Company is obligated to pay in the form of liquidated damages, an amount equal to 2% of the face value of the preferred stock for every 30-day period. The Company has recorded charges of $110,880 for the six months ended June 30, 2002, relating to this provision and will continue to accrue charges in 2002 unless there is an effective registration or until the Shares are eligible for resale under Rule 144 (k). Due to the Company's recent cash flow and liquidity problems, pursuit of an effective registration has not been made. The Company has the right to redeem the shares of Series A Convertible Preferred Stock then outstanding upon 10 days notice and payment to the purchaser of an amount equal to 125% of the stated value upon an effective registration.

         If the Series A Convertible Preferred Stock were converted on June 30, 2002, the Company would be required to issue approximately 57,750,000 shares of the Company's common stock.

7        WTC BUSINESS RECOVER GRANT

         On March 25, 2002 the Company filed an application with the Empire State Development (ESD) for the WTC Business Recovery Grant Program for the loss of revenues due to the September 11, 2001, World Trade Center Disaster. On April 30, 2002, the Company received a $109,575 grant from this program and has included this amount as other operating income in the accompanying condensed consolidated statement of operations.


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

During the second quarter 2002, we continued with a limited capacity to execute on our business strategy to increase the total number of subscribers, including significant numbers of individual investors. We continued to use our web destination to build brand awareness and attract paying subscribers to our products. If we are unable to attract financing (as discussed in the "Going Concern" section below), we will be severely limited in executing our business strategy of increasing the number of subscribers and diversifying our revenue streams. Furthermore, a continuing downturn in the U.S. equity market would continue to adversely affect our revenues and ability to succeed with web initiatives, strategic relationships, and building brand awareness.

We have benefited from the prominence of our CEO and spokesperson, Charles Payne, as an analyst to whom the media regularly turns for expert commentary on the equity markets. Mr. Payne has appeared on ABC World News, CNNFn, BBC Television, CBS Market Watch and other finance-oriented programming. We plan on continuing our strategy of gaining media exposure to build brand recognition and to promote our products.

If we are successful in raising additional capital and if our revenues increase, to the extent our resources permit, we will continue to develop our website and embark upon a marketing and advertising program to promote our brand and products. In the second quarter of 2002, we did not have the resources to implement any marketing and advertising initiatives. Furthermore, presently, we do not have the capital to launch a marketing and advertising program. If we are unable to attract the capital financing that we are seeking, it is unlikely that additional development of the website and marketing and advertising programs will take place.

We will also pursue additional strategic relationships and, as appropriate, hire additional personnel, including management personnel, and purchase additional computer systems and software, within our financing limitations. In the second quarter of 2002, we did not realize any material revenues from any of our alliances and some our existing arrangements have expired.

The three months ended June 30, 2002 (the "2002 Period") were characterized by flat sales primarily attributable to the downturn in the U.S. equity markets and economy, which were offset by a reduction in expenses. The reduction in costs included reduced salaries and commission along with the associated payroll taxes and employee benefits due to a reduction in subscription income and personnel, depreciation and amortization, as well other strategic and operational initiatives. It is not anticipated that there will be further significant decreases in operational expenses in 2002.

We have incurred significant losses from operations and have generated insufficient operating revenues to fund our expenses. In addition, at June 30, 2002, we had a working capital deficiency of approximately $3,852,000. These factors, (among others) raise substantial doubt about our ability to continue as a going concern. Our ability to continue to operate as a going concern is contingent upon our obtaining additional debt and/or equity capital and increasing our revenues. If we are unable to obtain additional financing there will be a depletion of available capital. The severe limitations imposed by the resulting capital deficiency will cause a certain interruption in continuing business. See discussion of Liquidity and Capital Resources below.

RESULTS OF OPERATIONS

As of June 30,2002, we had approximately 12,000 total users of our free and paid services. We experienced a reduction in our active subscriber list due in part to a reduction in subscribers as well as a consolidation of our databases. Furthermore, as a result of the failure of some of the major Internet Service Providers, a substantial number of email host and addresses have become invalid. We will continue our efforts to convert users of our free service into paying subscribers. Total revenue for the three and six months ended June 30, 2002, are $652,395 and $1,345,736, respectively. Revenue for the three and six month periods ended June 30, 2001, are $806,915 and $1,509,957, respectively. Included in the total revenue for the second quarter of 2002, is a grant we received from the WTC for $109,575 for a loss of revenues due to the September 11, World Trade Center disaster. This amount has been recorded as other operating income. In the second quarter 2002, we had consulting revenues of $20,000 as compared to $217,000 in the second quarter of 2001. Our subscription revenues were basically flat from the prior year period. Our primary business and revenues are concentrated in the investor services industry and as such have been susceptible to downturns in the equity market as well as other conditions that adversely impact broker services, individual investors, and online trading. Any decline in the U.S. equity market, whether it is long term or otherwise, has and could continue to adversely affect our revenue and potentially create additional losses.

We have continued our effort to reduced operating expenses during the three and six months ended June 30, 2002. Total operating expenses decreased from $1,284,831 and $2,826,012 for the three and six months ended June 30, 2001, respectively, to $781,793 and $1,708,567 for the three and six months ended June 30 2002, respectively. These amounts represent a decrease of 39% for the three month period and a 40% decrease for the six month period, as compared to the same prior year periods.

Included in costs and expenses are salaries and commissions of $330,896 and $908,131 for the three and six months ended June 30, 2002, respectively, and $759,471 and $1,632,634 for the three and six months ended June 30, 2001 respectively. These amounts represent a decrease of 64% for the comparable three month period and 44% for the comparable six month period in 2001. Included in salaries and commissions for the three and six month period ended June 30, 2002, are expenses of $0 and $202,372, respectively, related to amortization of stock compensation. All expenses related to stock compensation have been fully amortized as of the first quarter ended March 2002. Excluding stock compensation, salaries and commissions for the three and six month period ending June 30, 2002 are $330,896 and $705,759, a decrease of 8% for the three month period and 16% over the comparable six month 2001 period. Payroll taxes and employee benefits decreased to $41,461 and $77,873 for the three and six months ending June 30, 2002, respectively, as compared to $58,793 and $133,697 for the three and six months ended June 30, 2001 respectively. This represents decreases of 29% and 42% for the three and six months ending June 30, 2002 as compared to the same prior year periods. Salaries and commissions continue to represent the most substantial portion of the operating expenses. We realized decreases in payroll taxes and employee benefits due to a reduction in the number of employees. If we are successful in obtaining the financing we are seeking and/or increasing revenues, we will continue our efforts to retain personnel and resume recruiting additional personnel. As a result, we anticipate corresponding increases in expenses attributable to salaries and commissions, as well as increased commissions payable as subscription sales increase.

We decreased our costs and expenses in a number of other areas for the three and six months ending June 30, 2002 as compared to the same prior year period. We incurred depreciation and amortization expense for the three month and six months ended June 30, 2002, of $83,307 and $166,613, respectively, compared to $151,313 and $302,626 for the three and six months ended June 30, 2001. We reduced our other operating expenses to $143,376 and $246,635 for the three and six months ended June 30, 2002, respectively. This compares to other operating expenses of $203,776 and $481,311 for the three and six months ended June 30, 2001, respectively. We incurred professional fees of $86,907 and $116,737 for the three and six months ended June 30, 2002, respectively, compared to $9,640 and $70,756 for the three and six months ended June 30 2001, respectively. The increase in professional fees is due principally to an increase in temporary staffing and contractors. We do not anticipate any future significant reductions in our operating expenses.

We have been attempting to settle our past due liabilities with some of our creditors. For the three and six months ended June 30, 2002, we recorded income from the settlement of some of these liabilities of $116,181 and $145,168, respectively.

We experienced a net loss of $13,217, or $.00 per share, for the three months ended June 30, 2002, as compared to a net loss for the three months ended June 30, 2001, of $477,916, or $.03 per share. We experienced a net loss for the six months ended June 30, 2002, of $217,645, or $.01 per share as compared to a net loss for the six months ended June 30, 2001 of $1,316,055, or $.07 per share. The decrease in our net loss was due to the reduction in stock compensation charge described above, decreased salaries and commissions, income from the settlement of liabilities and operating expenses relating to our cost cutting initiatives.

Although we cannot accurately determine the precise effect of inflation on its operations, we do not believe that inflation has had, or will have, a material effect on our sales or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended June 30, 2002, was $86,851, compared with net cash used in operating activities of $21,178 for the six months ended Jun 30, 2001. The increase in cash used in operations was primarily caused by an overall increase in our operating expenses paid. There were no website amortization charges in the 2002 period as all costs capitalized in connection with our website infrastructure have been fully amortized. As of June 30, 2002, all expenses associated with stock compensation have been fully amortized. Net cash provided by financing activities for the six months ended June 30, 2002, was $39,000 compared with net cash used in financing activities of $6,497 for the six months ended June 30, 2001. This increase is principally due to a loan of $80,000 received from a potential investor (see below) partially offset by the repayment of $41,000 of shareholder loans.

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

MANAGEMENT

Daliah Amar, our Chief Operating Officer, has assumed the role and associated duties of the Chief Financial Officer. Presently, we have two board members, Charles Payne and Gerald Turner. Our Chief Executive Officer, Charles Payne, assumed the role of the Chairman.

GOING CONCERN

We have incurred significant losses from operations and have generated insufficient operating revenue to fund our expenses. In addition, at June 30, 2002, we had a working capital deficiency of approximately $3,852,000. Due to our cash deficiency, we are currently delinquent on most of our trade payables and have defaulted on our capitalized lease obligations. The delinquencies with vendors and the default on the capitalized lease obligations have prompted several creditors to threaten legal collection action or in some cases file a complaint and summons for amounts due on trade credit extended to us. These factors (among others) raise substantial doubt about our ability to continue as a going concern. Our ability to continue to operate as a going concern is contingent upon our obtaining additional debt and/or equity capital.

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

We are currently exploring additional financing alternatives. The lack of an immediate capital infusion would cause us to exhaust all of our remaining capital reserves and would have a material adverse effect on our business and results of operations and our ability to continue as a going concern.

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

In addition, continuing downturns in the U.S. equity markets would continue to adversely affect our revenues and potentially create additional losses. Our primary business and revenues are concentrated in the investor services industry, and as such are susceptible to a reduction in broker services, individual investing and online trading.

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

10.10 Form of Subscription and Rights Agreement by and between Registrant and Subscriber (1) 10.13 Form of Escrow Agreement by and among Registrant, the Subscribers for shares of Registrant's common stock and Escrow Agent (1)
10.15 Form of Advisor Agreement between the Registrant and each member of the Advisory Board (1)
10.16    Form of Stock Option Agreement (Advisor) (1)
10.20 Employment Agreement dated April 7, 2000, by and between Registrant and Daliah Amar (3)
10.23    Form of Stock Option Agreement (Employee) (3)
10.24    Form of Stock Option Agreement (Director) (3)
10.34 Subscription Agreement dated as of August 18, 2000 between Registrant and CALP II Limited Partnership (2)
10.35 Amendment No. 1 to Subscription Agreement dated September 29, 2000 between Registrant and CALP II Limited Partnership (2)
10.36 Conversion Escrow Agreement dated as of August 18, 2000 by and among Registrant, CALP II Limited Partnership and Bryan Cave LLP (2)
10.37 Letter Agreement dated August 28, 2000 between Registrant and Merrill Lynch, Pierce, Fenner & Smith, Inc. (2)
10.38 Multex Contributor Agreement dated August 9, 2000 between Registrant and Multex.com, Inc. (2)
99.1     Certification

-------------
(1) Incorporated herein by reference to the Exhibits to the Registration Statement on Form 10-SB filed by the Registrant on February 14, 2000, File No. 0-29499.
(2) Incorporated herein by reference to the Exhibits to the Registration Statement on Form SB-2 filed by the Registrant on October 16, 2000, File No. 333-48032.
(3) Incorporated herein by reference to the Exhibits to the Amendment No. 1 to the Registration Statement on Form 10-SB filed by the Registrant on April 13, 2000, File No. 0-29499.
(4) Incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.
(b)      Reports on Form 8-K.
         None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized

                                           WALL STREET STRATEGIES CORPORATION
                                                      (Registrant)



 Date August 15, 2002                      By: /s/ CHARLES V. PAYNE
                                               --------------------
                                           Charles V. Payne
                                           President and Chief Executive Officer

                                           By: /s/ DALIAH AMAR
                                               -----------------------
                                           Daliah Amar
                                           Chief Operating Officer
                                           chief financial officer