Form 10QSB
period 2002-09-30
WALL STREET STRATEGIES CORP
filed 2002-11-19
CIK 1106759

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002.

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-QSB or any amendment to this Form 10-QSB. [X]

         Securities registered under Section 12 (g) of the Exchange Act:

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

         As of November 15, 2002, the registrant had 184,514 shares of Common Stock, outstanding.

            Transitional Small Business Disclosure Format (check one)

Yes ___    No  _X_

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY


                        FORM 10-QSB - September 30, 2002



           Index                                                           Page
                                                                          Number

PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets at September 30, 2002        3
           and December 31, 2001 (unaudited at September 30, 2002)

           Condensed Consolidated Statements of Operations for the            4
           three months ended September 30, 2002 and September 30, 2001 and the nine months ended September 30, 2002 and September 30, 2001 (unaudited)

           Condensed Consolidated Statement of Shareholders' Deficit          5
           for the nine months ended September 30, 2002 (unaudited)

           Condensed Consolidated Statements of Cash Flows for the 6 nine months ended September 30, 2002 and September 30, 2001 (unaudited)

           Notes to Condensed Consolidated Financial Statements               7
           (unaudited)

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         13

Item 3     Control and Procedures                                            18

PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                                 19
Item 2     Changes in Securities and Use of Proceeds                         19
Item 3     Defaults Upon Senior Securities                                   19
Item 4     Submission of Matters to a Vote of Security Holders               19
Item 5     Other Information                                                 19
Item 6     Exhibits and Reports on Form 8 - K                                19
           Signatures                                                        21
           Certifications                                                    22

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                        FORM 10-QSB - SEPTEMBER 30, 2002

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    (Unaudited)
                                                                   September 30,     December 31,
                                                                        2002             2001
                                                                   ------------     ------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                     $     16,693     $     89,614
     Accounts receivable                                                  4,350           10,838
     Deferred commission expense                                        160,213          272,881
     Marketable securities, available for sale, at market value            --               --
     Other current assets                                                27,922           31,833
                                                                   ------------     ------------

       Total current assets                                             209,178          405,166

Property and equipment, net                                             670,553          920,473
Security deposits                                                       270,592          270,592
                                                                   ------------     ------------

                                                                   $  1,150,323     $  1,596,231
                                                                   ============     ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued expenses                         $  2,177,289     $  2,247,766
     Accrued compensation                                               559,755          516,680
     Capitalized lease obligations                                      464,313          464,313
     Deferred subscription income                                       457,750          779,660
     Investor loans payable                                             130,000           50,000
     Shareholder loan payable                                              --             79,854
                                                                   ------------     ------------

       Total current liabilities                                      3,789,107        4,138,273
                                                                   ------------     ------------

COMMITMENTS AND CONTINGENCIES

Redeemable series A convertible preferred stock- 8%
     cumulative, $.001 par value; 5,000,000 shares authorized;
     9.24 shares issued and outstanding, stated at                    1,073,001        1,026,826
                                                                   ------------     ------------

SHAREHOLDERS'  DEFICIT
     Common stock, $.001 par value; 50,000,000 shares
     authorized; 184,514 shares issued and outstanding                      185           18,448
     Additional paid-in capital                                      13,760,541       13,788,453
     Accumulated deficit                                            (17,472,511)     (17,173,397)
     Unearned compensation                                                 --           (202,372)
                                                                   ------------     ------------

       Total shareholders' deficit                                   (3,711,785)      (3,568,868)
                                                                   ------------     ------------

                                                                   $  1,150,323     $  1,596,231
                                                                   ============     ============




The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                        FORM 10-QSB - SEPTEMBER 30, 2002

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three months ended            Nine months ended
                                                  September 30,                 September 30,
                                           --------------------------    --------------------------
                                               2002           2001           2002           2001
                                           -----------    -----------    -----------    -----------
REVENUE
     Subscription income                   $   490,184    $   496,074    $ 1,696,076    $ 1,782,444
     Consulting income                            --             --           20,000        217,000
     Other income                                9,039           --          128,883           --
     Interest and dividends                       --             --             --            6,587
     Realized loss on sale of
         marketable securities                    --         (124,576)          --         (124,576)
                                           -----------    -----------    -----------    -----------
                                               499,223        371,498      1,844,959      1,881,455
                                           -----------    -----------    -----------    -----------

COSTS AND EXPENSES
     Salaries and commissions                  308,356        690,669      1,216,487      2,323,303
     Other operating expenses                   86,375        156,803        333,010        638,114
     Depreciation and amortization              83,307        151,429        249,920        454,055
     Rent and occupancy                         78,519         86,329        224,597        235,674
     Professional fees                          14,677        101,910        131,414        172,666
     Payroll taxes and employee benefits        26,187         37,083        104,060        170,780
     Consulting fees                            11,550         22,884         58,050         78,527
                                           -----------    -----------    -----------    -----------
                                               608,971      1,247,107      2,317,538      4,073,119
                                           -----------    -----------    -----------    -----------


LOSS BEFORE OTHER INCOME                      (109,748)      (875,609)      (472,579)    (2,191,664)

Income from settlement of liabilities           28,279           --          173,465           --
                                           -----------    -----------    -----------    -----------

NET LOSS                                   $   (81,469)   $  (875,609)   $  (299,114)   $(2,191,664)
                                           ===========    ===========    ===========    ===========

Basic and diluted net loss per share       $     (0.44)   $     (4.79)   $     (1.62)   $    (12.76)
                                           ===========    ===========    ===========    ===========

Weighted average common shares
     outstanding                               184,514        182,794        184,355        171,826
                                           ===========    ===========    ===========    ===========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                       FORM 10 - QSB - SEPTEMBER 30, 2002

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)


                                            Common stock           Additional                                        Total
                                     ------------------------       paid-in        Accumulated      Unearned     shareholders'
                                         Shares      Amount         capital         deficit      compensation       deficit
                                     ------------    --------    ------------    ------------    ------------    ------------

BALANCE, JANUARY 1, 2002               18,447,549    $ 18,448    $ 13,788,453    $(17,173,397)   $   (202,372)   $ (3,568,868)

  Amortization of stock compensation         --          --              --              --           202,372         202,372

  Preferred stock dividend                   --          --           (46,175)           --              --           (46,175)

  Reverse stock split (Note 8)        (18,263,035)    (18,263)         18,263            --              --              --

  Net loss, nine months
     ended September 30, 2002                --          --              --          (299,114)           --          (299,114)
                                     ------------    --------    ------------    ------------    ------------    ------------

BALANCE, SEPTEMBER 30, 2002               184,514    $    185    $ 13,760,541    $(17,472,511)   $       --      $ (3,711,785)
                                     ============    ========    ============    ============    ============    ============






The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WALL STREET STRATEGIES CORPORATION
                                 AND SUBSIDIARY

                        FORM 10-QSB - SEPTEMBER 30, 2002

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Nine months ended
                                                                 September 30,
                                                          --------------------------
                                                              2002           2001
                                                          -----------    -----------
INCREASE (DECEASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES

     NET LOSS                                             $  (299,114)   $(2,191,664)

     ADJUSTMENTS TO RECONCILE NET LOSS TO NET
     CASH USED IN OPERATING ACTIVITIES
         Depreciation and amortization                        249,920        454,055
         Realized loss on sale of marketable securities          --          124,576
         Stock compensation                                   202,372      1,180,346
         Settlement of liabilities                           (173,465)          --
         Marketable securities received for services             --         (177,000)

     CHANGES IN OPERATING ASSETS AND LIABILITIES
         Accounts receivable                                    6,488         12,120
         Deferred commission expense                          112,668         88,311
         Other current assets                                   3,911        177,330
         Accounts payable and accrued expenses                102,988        392,836
         Accrued compensation                                  43,075          8,944
         Deferred subscription income                        (321,910)      (252,315)
                                                          -----------    -----------

            Net cash used in operating activities             (73,067)      (182,461)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                          --           (4,603)
     Proceeds from the sale of marketable securities             --           66,003
                                                          -----------    -----------

            Net cash provided by investing activities            --           61,400
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Re-purchase of stock issued to employees                    --             (102)
     Repayment of capitalized lease obligations                  --          (36,249)
     Proceeds from investor loan payable                       80,000         50,000
     Proceeds from shareholder loan payable                      --           59,854
     Repayment of shareholder loan payable                    (79,854)          --
                                                          -----------    -----------

            Net cash provided by financing activities             146         73,503
                                                          -----------    -----------

NET DECREASE  IN CASH AND CASH EQUIVALENTS                    (72,921)       (42,955)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 89,614         82,139
                                                          -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $    16,693    $    39,184
                                                          ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
         Interest paid                                    $     2,667    $    25,454
                                                          ===========    ===========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                       WALL STREET STRATEGIES CORPORATION

                                 AND SUBSIDIARY

                        FORM 10-QSB - SEPTEMBER 30, 2002


1        INTERIM FINANCIAL INFORMATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for a complete set of financial statements. In the opinion of the management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These condensed consolidated financial statements should be read in conjunction with the December 31, 2001 consolidated financial statements and notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The accounting policies used in the preparation of these condensed consolidated financial statements are consistent with those described in the December 31, 2001 consolidated financial statements.

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

         Under the terms of the Exchange Agreement, WSSC issued to the sole shareholder of WSSI, 9,455,898 (94,559 as adjusted for the reverse stock split) shares of WSSC's common stock in exchange for all of the issued and outstanding common stock of WSSI. This issuance represented approximately 53.84% of the post-merger issued and outstanding common stock of WSSC. For accounting purposes, this transaction has been treated as an acquisition of WSSC by WSSI and as a re-capitalization of WSSI. WSSC, prior to the acquisition, was an inactive shell company.

         BUSINESS

         WSSC, through its wholly owned subsidiary, WSSI (collectively, the "Company"), provides investment research and related investment services for individual and institutional investors and financial professionals. WSSI, which was founded in 1991, delivers its products and services, including financial and market information, analysis, advice and commentary, to subscribers through a variety of media including telephone, facsimile, e-mail, newsletters, the internet and traditional mail.

                       WALL STREET STRATEGIES CORPORATION

                                 AND SUBSIDIARY

                        FORM 10-QSB - SEPTEMBER 30, 2002


3        GOING CONCERN

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The
         Company has incurred significant losses from operations and has generated insufficient operating revenue to fund its expenses. In addition, at September 30, 2002, the Company had a working capital deficiency of approximately $3,600,000. The Company is delinquent on many of its trade payables and has defaulted on its capitalized lease obligations. The delinquencies with vendors and the default on the capitalized lease obligations have prompted several creditors to threaten legal collection action or in some cases file a complaint and summons for amounts due on trade credit extended to the Company. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is contingent upon it obtaining additional debt and/or equity capital financing and increasing its revenues. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         On September 17, 2001, the Company received a non-interest bearing loan for $50,000 from a potential investor. The terms and conditions of this loan have not been finalized. The Company recorded this as a loan payable in the consolidated balance sheet.

         On April 5, 2002, the Company received a loan for $80,000 from a potential investor with the following terms: i) interest rate of 8% per annum, ii) 12 interest only payments beginning May 5, 2002, iii) then, 18 principal payments of $4,444 plus interest on the declining principal balance, and iv) 1,500 (150,000 prior to the reverse stock split) three-year warrants to be issued with an exercise price equal to the market price on April 5, 2002 and 1,500 (150,000 prior to the reverse stock split) three-year warrants exercisable at $15 ($0.15 prior to the reverse stock split). The value of these warrants was computed and deemed insignificant by the Company. The proceeds from this loan have been used primarily for working capital.

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

4        CAPITALIZED LEASE OBLIGATIONS

         During the year ended December 31, 2000, the Company financed a portion of its computer equipment purchases in the form of capitalized leases from the Hewlett Packard Company. Each lease is three years in duration, bearing interest at rates ranging between 11% and 13% per annum.

                       WALL STREET STRATEGIES CORPORATION

                                 AND SUBSIDIARY

                        FORM 10-QSB - SEPTEMBER 30, 2002


4        CAPITALIZED LEASE OBLIGATIONS (continued)

         Interest expense under the capitalized lease obligations was $5,301 and $20,192 for the three and nine months ended September 30, 2002 and $10,825 and $36,279 for the three and nine months ended September 30, 2001.

         The Company is currently in default on its capitalized lease obligations and, accordingly, all amounts due have been classified as current in the accompanying condensed consolidated balance sheet. In addition, on October 15, 2002, Hewlett Packard Company filed a summons and complaint seeking full payment of all amounts due under the lease agreements.

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

         On April 18, 2001, as a result of the Company's default on its rent obligation, the Landlord drew down the letter of credit and is currently in possession of $270,592, which is being held as a security deposit. During the first quarter of 2001, the Landlord filed a notice of non-payment petition (the "Petition") seeking eviction, naming the Company as the defendant relating to the default on the lease for the Company's premises. The landlord requested a final judgment awarding possession of the Company's premises to the Landlord. In addition, the Petition sought a judgment for $174,213 for rent in arrears, interest, attorney fees, and related other trial costs.

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

         As of September 30, 2002, the Company owed $20,535 in past due rent under the terms of this agreement. Since September, the Company received a waiver from the landlord for the extra payments due.

                       WALL STREET STRATEGIES CORPORATION

                                 AND SUBSIDIARY

                        FORM 10-QSB - SEPTEMBER 30, 2002


5        COMMITMENTS AND CONTINGENCIES (continued)

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

         The Company has engaged local counsel to represent its interests in this litigation. Zia Properties was granted a summary judgment against the Company and at a trial held on September 3, 2002, the Company received a judgment against Vacation Emporium Marketing and its principals for indemnification of any judgment due from the Company to Zia Properties. Settlement discussions are ongoing and one of the former principles of Vacation Emporium Marketing is attempting to reach a settlement with Zia Properties. No assurances as to the outcome of these judgments or the final settlement of this case can be made.

         As of September 30, 2002, the Company has accrued for amounts due under this claim.

         AMERICAN EXPRESS TRAVEL RELATED SERVICES

         American Express Travel Related Services Company, Inc. has filed a summons and complaint for delinquencies in the amount of $259,933, plus $38,990 in legal fees, relating to amounts due on the Company's corporate credit card account. The Chief Executive Officer, a former employee, and the Company have been named as defendants. American Express is seeking a judgment against the defendants for corporate credit card breach of contract in the sum of approximately $299,000. The Company has filed a response and is contesting certain elements of the summons and complaint. On March 28, 2002, the Company paid $5,000, as part of a stipulation to allow time to gather additional information and to try and reach a settlement. The Company is attempting to reach a settlement with American Express. If a settlement cannot be reached, a trial is scheduled for February 2003.

         As of September 30, 2002, the Company has accrued approximately $250,000 relating to the summons and complaint with American Express.

                       WALL STREET STRATEGIES CORPORATION

                                 AND SUBSIDIARY

                        FORM 10-QSB - SEPTEMBER 30, 2002


5        COMMITMENTS AND CONTINGENCIES (continued)

         LEGAL PROCEEDINGS (continued)

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

         As of September 30, 2002, there has been no response to the Company. No amounts have been accrued relating to this summons.

         STEVENS COMMUNICATIONS

         Stevens Communications, Inc. ("Stevens") filed a summons and verified complaint on November 7, 2001, stating that the Company was in breach of their Sales Agreement for failing to make payments of $166,141 for hardware, software and professional services when due. The Sales Agreement is for the purchase of the Company's CTI/telephone equipment.

         While the Company was in discussions to resolve this matter, Stevens received a judgment on February 22, 2002 in the amount of $166,141, plus attorneys' fees of $1,641. On August 2, 2002, the Company received a notice from Stevens' attorney to collect the debt. The Company has disputed the amount of the debt. No assurances can be made as to a settlement of this claim.

         As of September 30, 2002, the Company has accrued $166,141 relating to this judgment.

         HEWLETT PACKARD COMPANY

         Hewlett Packard Company filed a summons and complaint on October 15, 2002, stating that the Company was in breach of their Lease Agreement for failing to make payments on their capitalized lease obligations totaling $519,266, plus interest and attorneys' fees. The leased equipment included workstations, servers and software for the Company's internal network and previous website infrastructure. The Company has returned all of the leased equipment that was used to operate its previous website.

         The Company is currently in discussions with Hewlett Packard Company regarding the settlement of amounts due. No assurances can be made as to a settlement of this claim. As of September 30, 2002, the Company has recorded a liability of approximately $464,000 relating to these leases.

                       WALL STREET STRATEGIES CORPORATION

                                 AND SUBSIDIARY

                        FORM 10-QSB - SEPTEMBER 30, 2002


5        COMMITMENTS AND CONTINGENCIES (continued)

         LEGAL PROCEEDINGS (continued)

         MULTE.COM INC.

         Multe.com Inc. filed a summons and verified complaint on September 6, 2002, stating that the Company was indebted to Multe.com for goods and services from their agreement dated September 14, 2000, in the amount of $26,500. This agreement was to provide customized content for the Company's website. The Company never implemented the software and is currently in discussions to settle this matter. No assurances can be made as to a settlement of this claim.

         As of September 30, 2002, $23,196 was recorded relating to this summons.

         PENDING CREDITORS' CLAIMS

         The Company is delinquent on most of its trade payables. The delinquencies with vendors have prompted several creditors to threaten legal collection action and in some cases file a complaint and summons for amounts due on trade credit extended to the Company. The Company has reached a settlement on some of its trade payables and to the extent their resources permit will continue this effort.

         The actions taken by creditors including the secured creditor on the capitalized lease obligations will force the Company to incur legal expenses and devote substantial resources to defending these actions. Without additional financing, the Company lacks the capital that would be necessary to properly defend these claims. In addition, some creditors provide vital services and equipment that, if discontinued, may cause there to be disruptions in the Company's ordinary course of business and may limit the Company's ability to conduct normal business operations going forward.

6        REDEEMABLE PREFERRED STOCK

         On August 18, 2000, the Company sold 10 shares of its Series A Convertible Preferred Stock and a warrant exercisable over a five-year period, to purchase 800 (80,000 prior to the reverse stock split) shares of the Company's common stock at an exercise price of $300.00 ($3.00 prior to the reverse stock split) per share, for aggregate consideration of $1,000,000. The Company realized net proceeds of $995,000 after payment of certain expenses for the investor, but before expenses related to the preparation of the Registration Statement as discussed below. Each share of Series A Convertible Preferred Stock (i) has a stated value of $100,000, (ii) is entitled to receive a dividend equal to 8% of the stated value on a cumulative basis payable in cash or shares of the Company's common stock at the option of the purchaser,
         (iii) is convertible into shares of the Company's common stock based on the lower of (a) $225.00 ($2.25 prior to the reverse stock split) or
         (b) 80% of the average of the three lowest closing bid prices in the 20 trading days immediately preceding the conversion date, and (iv), to the extent not converted, must be redeemed three years from the date of issuance in cash or in shares of common stock at the Company's option. The Series A Convertible Preferred Stock is non-voting and has liquidation preferences to junior security holders equal to the adjusted stated value per share. In connection with this transaction, on October 16, 2000, the Company filed a registration statement with the

                       WALL STREET STRATEGIES CORPORATION

                                 AND SUBSIDIARY

                        FORM 10-QSB - SEPTEMBER 30, 2002


6        REDEEMABLE PREFERRED STOCK (continued)

         Securities and Exchange Commission relating to the resale of the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock and upon exercise of the warrant.

         Under the terms of the subscription agreement (covering the issuance of the Series A Preferred Stock), if the registration has not been declared effective by December 1, 2000, the Company is obligated to pay in the form of liquidated damages, an amount equal to 2% of the face value of the preferred stock for every 30-day period. Due to the cash flow and liquidity problems, the Company did not pursue an effective registration. The Company has recorded charges of $140,448 for the nine months ended September 30, 2002, relating to the liquidated damages provision. On August 18, 2002, the Series A Convertible Preferred Shares became eligible for resale under Rule 144 (k) and no further liquidated damages will be recorded under the terms of the agreement.

         If the Series A Convertible Preferred Stock were converted on September 30, 2002, the Company would be required to issue approximately 1,155,000 shares of the Company's common stock.

7        WTC BUSINESS RECOVERY GRANT

         On March 25, 2002, the Company filed an application with the Empire State Development (ESD) for the WTC Business Recovery Grant Program for the loss of revenues due to the September 11, 2001, World Trade Center Disaster. On April 30, 2002, the Company received a $109,575 grant from this program. This amount has been included as other operating income in the accompanying condensed consolidated statement of operations.

         On September 3, 2002, the Company filed for a supplemental grant with the WTC Business Recovery Grant Program and was awarded an additional $40,425 on October 3, 2002.

 8       REVERSE STOCK SPLIT

         On September 11, 2002, the Company completed a 100-1 reverse stock split, authorized by the majority of the shareholders and the Company's Board of Directors. In connection with the reverse split, shareholders received 1 share of common stock for each 100 shares owned (or partial shares if less than 100). The Company's trading symbol was changed to WSSI from WSST and continues to trade on the Over the Counter Bulletin Board (OTCBB).

         As a result of the reverse stock split, the accompanying condensed consolidated financial statements reflect a decrease in the number of outstanding shares of common stock and a transfer of the par value of these shares from additional paid in capital. All share and per share amounts have been restated to reflect the retroactive effect of the reverse stock split.

                       WALL STREET STRATEGIES CORPORATION

                                 AND SUBSIDIARY

                        FORM 10-QSB - SEPTEMBER 30, 2002


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

OVERVIEW

Since our founding in 1991, we have engaged in the business of providing investment research and information services for institutional and individual investors and financial professionals. We have historically delivered our products, including financial and market information, analysis, advice and commentary, to paying subscribers through a variety of media including phone, fax, e-mail, newsletters and traditional mail. Sales of subscriptions to our subscribers have predominantly been comprised of institutional investors and financial professionals.

During the third quarter 2002, we increased the total number of subscribers of our free and paid services to approximately 18,500. We continued to use our web destination to build brand awareness and attract paying subscribers to our products. If we are unable to attract financing (as discussed in the "Going Concern" section below), we will be severely limited in executing our business strategy of increasing the number of paying subscribers and diversifying our revenue streams. Furthermore, a continuing downturn in the U.S. equity market would continue to adversely affect our revenues and ability to succeed with web initiatives, strategic relationships, and building brand awareness.

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

If we are successful in raising additional capital and if our revenues increase, to the extent our resources permit, we will continue to develop our website and embark upon a marketing and advertising program to promote our brand, products and to expand our institutional services. In the third quarter of 2002, we did not have the resources to implement any marketing and advertising initiatives nor do we have the capital to launch any programs. If we are unable to attract the capital financing that we are seeking, it is unlikely that additional development of the website and marketing and advertising programs will take place.

We will also pursue strategic relationships and, as appropriate, hire additional personnel, including management personnel, and purchase additional computer systems and software, within our financing limitations. In the third quarter of 2002, we did not realize any material revenues from any of our alliances and some our existing arrangements have expired.

The three months ended September 30, 2002 (the "2002 Period") were characterized by flat sales primarily attributable to the downturn in the U.S. equity markets and economy, which were offset by a reduction in operating expenses and professional fees. It is not anticipated that there will be further significant decreases in operational expenses in 2002.

We have incurred significant losses from operations and have generated insufficient operating revenues to fund our expenses. In addition, at September 30, 2002, we had a working capital deficiency of approximately $3,600,000. These factors, (among others) raise substantial doubt about our ability to continue as a going concern. Our ability to continue to operate as a going concern is contingent upon our

                       WALL STREET STRATEGIES CORPORATION

                                 AND SUBSIDIARY

                        FORM 10-QSB - SEPTEMBER 30, 2002


OVERVIEW (continued)

obtaining additional debt and/or equity capital and increasing our revenues. If we are unable to obtain additional financing there will be a depletion of available capital. The severe limitations imposed by the resulting capital deficiency will cause a certain interruption in continuing business. See discussion of Liquidity and Capital Resources below.

On September 11, 2002, we completed a 100-1 reverse stock split, authorized by the majority of the shareholders and by our Board of Directors. In connection with the reverse split, shareholders received 1 share of common stock for each 100 shares owned (or partial shares if less than 100). Our trading symbol was changed to WSSI from WSST and continues to trade on the Over the Counter Bulletin Board (OTCBB). As a result of the reverse stock split, the accompanying condensed consolidated financial statements reflect a decrease in the number of outstanding shares of common stock and a transfer of the par value of these shares from additional paid in capital. All share and per share amounts have been restated to reflect the retroactive effect of the reverse stock split.

RESULTS OF OPERATIONS

As of September 30, 2002, we had approximately 18,500 total users of our free and paid services. We will continue our efforts to convert users of our free service into paying subscribers. Total revenue for the three and nine months ended September 30, 2002, are $499,223 and $1,844,959, respectively. Revenue for the three and nine month periods ended September 30, 2001, are $371,498 and $1,881,455, respectively. In the third quarter of 2001, we realized a loss on the sale of marketable securities of $124,576. Our subscription revenues were basically flat from the prior year period. Our primary business and revenues are concentrated in the investor services industry and as such have been susceptible to downturns in the equity market as well as other conditions that adversely impact broker services, individual investors, and online trading. Any decline in the U.S. equity market, whether it is long term or otherwise, has and could continue to adversely affect our revenue and potentially create additional losses.

We have continued our efforts to reduced operating expenses during the three and nine months ended September 30, 2002. Total operating expenses decreased from $1,247,107 and $4,073,119 for the three and nine months ended September 30, 2001, respectively, to $608,971 and $2,317,538 for the three and nine months ended September 30 2002, respectively. These amounts represent a decrease of 51% for the three month period and a 43% decrease for the nine month period, as compared to the same prior year periods.

Included in costs and expenses are salaries and commissions of $308,356 and $1,216,487 for the three and nine months ended September 30, 2002, respectively, and $690,669 and $2,323,303 for the three and nine months ended September 30, 2001, respectively. These amounts represent a decrease of 55% for the comparable three month period and 48% for the comparable nine month period in 2001. Included in salaries and commissions for the three and nine month period ended September 30, 2002, are expenses of $0 and $202,372, respectively, related to amortization of stock compensation. All expenses related to stock compensation have been fully amortized as of the first quarter ended March 2002. Excluding stock compensation, salaries and commissions for the three and nine month period ending September 30, 2002 are $308,356 and $1,014,115 as compared to $307,391 and $1,142,957, respectively for the three and nine months ending 2001. Payroll taxes and employee benefits decreased to $26,187 and $104,060 for the three and nine months ending September 30, 2002, respectively, due to a reduction in headcount as compared to $37,083 and $170,780 for the three and nine months ended September 30, 2001 respectively. This represents decreases of 29% and 39% for the three and nine months ending September 30, 2002, as compared to the same prior year periods. Salaries and commissions continue to represent the most substantial portion of the operating expenses. If we are successful in obtaining the financing we are seeking and/or increasing revenues, we will continue our efforts to retain personnel and resume recruiting additional personnel. As a result, we anticipate

                       WALL STREET STRATEGIES CORPORATION

                                 AND SUBSIDIARY

                        FORM 10-QSB - SEPTEMBER 30, 2002


RESULTS OF OPERATIONS (continued)

corresponding increases in expenses attributable to salaries and commissions, as well as increased commissions payable as subscription sales increase.

We decreased our costs and expenses in a number of other areas for the three and nine months ending September 30, 2002 as compared to the same prior year period. We incurred depreciation and amortization expense for the three month and nine months ended September 30, 2002, of $83,307 and $249,920, respectively, compared to $151,429 and $454,055 for the three and nine months ended September 30, 2001. We reduced our other operating expenses to $86,375 and $333,010 for the three and nine months ended September 30, 2002, respectively. This compares to other operating expenses of $156,803 and $638,114 for the three and nine months ended September 30, 2001, respectively. We incurred a reduction in professional fees of $14,677 and $131,414 for the three and nine months ended September 30, 2002, respectively, compared to $101,910 and $172,666 for the three and nine months ended September 30 2001, respectively. The decrease in professional fees is due principally to a decrease in temporary staffing and contractors and reduction in legal fees. We do not anticipate any future significant reductions in our operating expenses.

We have been attempting to settle our past due liabilities with some of our creditors. For the three and nine months ended September 30, 2002, we recorded income from the settlement of some of these liabilities of $28,279 and $173,465, respectively.

We experienced a net loss of $81,469, or $.44 share, for the three months ended September 30, 2002, as compared to a net loss for the three months ended September 30, 2001, of $875,609, or $4.79 per share. We experienced a net loss for the nine months ended September 30, 2002, of $299,114, or $1.62 per share as compared to a net loss for the nine months ended September 30, 2001 of $2,191,664, or $12.76 per share. The decrease in our net loss was due to the reduction in stock compensation charge described above, income from the settlement of liabilities and operating expenses relating to our cost cutting initiatives.

Although we cannot accurately determine the precise effect of inflation on its operations, we do not believe that inflation has had, or will have, a material effect on our sales or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended September 30, 2002, was $73,067, compared with net cash used in operating activities of $182,461 for the nine months ended September 30, 2001. There were no website amortization charges in the 2002 period as all costs capitalized in connection with our website infrastructure have been fully amortized. As of September 30, 2002, all expenses associated with stock compensation have been fully amortized. Net cash provided by financing activities for the nine months ended September 30, 2002, was $146 compared with net cash provided in financing activities of $73,503 for the nine months ended September 30, 2001. This decrease is principally due to the repayment of a shareholder loan of approximately $80,000.

We anticipate continuing cash requirements to finance costs associated with advertising and marketing campaigns contemplated for 2002, costs associated with other operating systems, increasing our staff and other working capital and general corporate purposes.

On April 5, 2002, we the received a loan for $80,000 from a potential investor with the following terms: i) interest rate of 8% per annum, ii) 12 interest only payments beginning May 5, 2002, iii) then, 18 principal payments of $4,444 plus interest on the declining principal balance, and iv) 1,500 (150,000 prior to the reverse stock split) three-year warrants to be issued with an exercise price equal to the market price on April 5, 2002 and 1,500 (150,000 prior to the reverse stock split) three-year warrants exercisable at $15 ($0.15 prior to the reverse stock split).

                       WALL STREET STRATEGIES CORPORATION

                                 AND SUBSIDIARY

                        FORM 10-QSB - SEPTEMBER 30, 2002


MANAGEMENT

Daliah Amar, our Chief Operating Officer, has assumed the role and associated duties of the Chief Financial Officer. Presently, we have two board members, Charles Payne and Gerald Turner. Our Chief Executive Officer, Charles Payne, assumed the role of the Chairman.

GOING CONCERN

We have incurred significant losses from operations and have generated insufficient operating revenue to fund our expenses. In addition, at September 30, 2002, we had a working capital deficiency of approximately $3,600,000. Due to our cash deficiency, we are currently delinquent on many of our trade payables and have defaulted on our capitalized lease obligations. The delinquencies with vendors and the default on the capitalized lease obligations have prompted several creditors to threaten legal collection action or in some cases file a complaint and summons for amounts due on trade credit extended to us. We have negotiated settlements with several vendors and to the extent resources permit we will continue these efforts. These factors (among others) raise substantial doubt about our ability to continue as a going concern. Our ability to continue to operate as a going concern is contingent upon our obtaining additional debt and/or equity capital.

On September 17, 2001, we received a loan for $50,000 from a potential investor. The terms and conditions of this loan have not been finalized. We have recorded this as a loan payable in the accompanying condensed consolidated financial statements (see item 1 - Financial Statements).

On April 5, 2002, we received a loan for $80,000 from a potential investor with the proceeds to be used primarily as working capital. We are continuing discussions with this investor. No assurances can be made, however, that any additional financing will result from these discussions (see item 1 - Financial Statements).

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

CERTIFICATION

The Certification by Charles V. Payne, the President and Chief Executive Officer, and Daliah Amar, Chief Operating Officer and the acting Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), accompanies this report on Form 10-QSB.

                       WALL STREET STRATEGIES CORPORATION

                                 AND SUBSIDIARY

                        FORM 10-QSB - SEPTEMBER 30, 2002


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

ITEM 3   CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, Charles V. Payne, the President and Chief Executive Officer of the Company, and Daliah Amar, Chief Operating Officer and acting chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, Mr. Payne and Ms. Amar concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

         None

ITEM 3   Defaults Upon Senior Securities

         None

ITEM 4   Submission of Matters to a Vote of Security Holders

         None

ITEM 5   Other Information

         None

ITEM 6   Exhibits and Reports on Form 8-K

         (a) The following exhibits are filled as a part of this report, except otherwise indicated.
2.1 Agreement and Plan of Share Exchange dated July 30, 1999, by and between Charles V. Payne and Registrant (1)
3.1      Certificate of Incorporation (1)
3.2      Articles and Certificate of Merger (1)
3.3      Certificate of Amendment of Certificate of Incorporation (1)
3.4      By-laws as currently in effect (1)
3.5      Certificate  of  Designation  of the 8% Series A Convertible  Preferred
         Stock (2)
4.1      Specimen Common Stock Certificate (1)
4.2      1996 Compensatory Stock Option Plan (1)
4.3      1999 Incentive Program (1)
4.4      Amendment to Registrant's 1999 Incentive Program (3)
10.2 Agreement of Lease dated as of November 23, 1999, between Praedium II Broadstone LLC and Wall Street Strategies, Inc. (1)
10.3 Registration Rights Agreement dated as of September 23, 1999, by and among the Registrant and Charles Payne (1)
10.5 Employment Agreement dated September 23, 1999, among Wall Street Strategies, Inc., Registrant and Charles Payne (1)
10.10 Form of Subscription and Rights Agreement by and between Registrant and Subscriber (1)
10.13 Form of Escrow Agreement by and among Registrant, the Subscribers for shares of Registrant's common stock and Escrow Agent (1)
10.15 Form of Advisor Agreement between the Registrant and each member of the Advisory Board (1)
10.16    Form of Stock Option Agreement (Advisor) (1)
10.20 Employment Agreement dated April 7, 2000, by and between Registrant and Daliah Amar (3)
10.23    Form of Stock Option Agreement (Employee) (3)
10.24    Form of Stock Option Agreement (Director) (3)
10.34 Subscription Agreement dated as of August 18, 2000 between Registrant and CALP II Limited Partnership (2)

                       WALL STREET STRATEGIES CORPORATION

                                     PART II

                                OTHER INFORMATION


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

(b)      Reports on Form 8-K.
         None.

                       WALL STREET STRATEGIES CORPORATION




                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized


                                           WALL STREET STRATEGIES CORPORATION
                                                      (Registrant)



Date:  November 20, 2002                   By: /s/ Charles V. Payne
                                               -----------------------
                                           Charles V. Payne
                                           President and Chief Executive Officer

                                           By: /s/ Daliah Amar
                                               -----------------------
Date:  November 20, 2002                   Daliah Amar
                                           Chief Operating Officer
                                           acting chief financial officer

                                 CERTIFICATIONS

I, Charles V. Payne, President and Chief Executive Officer certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Wall Street Strategies Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 20, 2002

                           By:  /s/Charles V. Payne
                                -------------------
                                Charles V. Payne
                      President and Chief Executive Officer

I, Daliah Amar, Chief Operating Officer and acting Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Wall Street Strategies Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 20, 2002

                            By:  /s/Daliah Amar
                                 --------------
                                   Daliah Amar
           Chief Operating Officer and acting chief financial officer

                                 EXHIBIT INDEX

Exhibit   Description
-------   ----------------------------------------------------------------------
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